Form 10-Q
period 1996-03-31
PREMENOS TECHNOLOGY CORP
filed 1996-05-15
CIK 948722

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q


(Mark one)


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended March 31, 1996

OR

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from _____________ to _____________


                    Commission File Number:   0-26544


                        PREMENOS TECHNOLOGY CORP.
         (Exact name of registrant as specified in its charter)

        DELAWARE                                         51-0367912
(State of incorporation)                               (IRS Employer
                                                     Identification No.)


                           1000 Burnett Avenue
                        Concord, California 94520
                (Address of principal executive offices)

                              510-688-2700
          (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   [ X ]      No  [    ]


The number of shares outstanding of the registrant's common stock as of May 1, 1996 was 10,635,246.

                        PREMENOS TECHNOLOGY CORP.

                    INDEX TO MARCH 31, 1996 FORM 10-Q

                                                             Page

PART I - Financial Information

Item 1  Financial Statements (unaudited)
Condensed Consolidated Balance Sheets as of March 31, 1996
 and December 31, 1995                                         3

Condensed Consolidated Statements of Operations for the
 three months ended March 31, 1996 and 1995                    5

Condensed Consolidated Statements of Cash Flows for the
 three months ended March 31, 1996 and 1995                    6

Notes to Condensed Consolidated Financial Statements           7


Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                    8


PART II - Other Information


Items 1, 2, 3, 4, 5 and 6                                     12


SIGNATURE                                                     13


                PREMENOS TECHNOLOGY CORP. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                   ( in thousands, except share data )
                                                March 31,   December 31,
                                                  1996          1995
                                               -----------  -----------
                                               (unaudited)
                                  ASSETS
Current assets:
  Cash and cash equivalents                    $   62,623    $   11,495
  Short-term investments                                -        51,722
  Trade accounts receivable, net of allowances
   of $309 and $404 in 1996 and 1995,
   respectively                                     5,492         7,182
  Income taxes recoverable                             95            80
  Prepaid expenses and other assets                 1,405           735
  Restricted cash                                      50            50
  Deferred income taxes                             1,376         1,376
                                               ----------    ----------
    Total current assets                           71,041        72,640

Property and equipment, net                         4,190         3,526
Capitalized software development costs, net         3,483         3,054
Deposits and other long-term assets                   331           243
                                               ----------    ----------
Total assets                                   $   79,045    $   79,463
                                               ==========    ==========


                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                             $    1,236    $    1,483
  Accrued liabilities                               2,367         3,215
  Income taxes payable                                185             -
  Deferred revenue                                  5,974         5,658
  Current portion of capital lease obligations        343           333
  Current portion of long-term debt                   306           348
                                                ---------    ----------
    Total current liabilities                      10,411        11,037

Long-term portion of capital lease obligations        374           459
Long-term debt                                        266           310
Deferred revenue                                      564           634
Deferred income taxes                               1,319         1,319
                                                ---------    ----------
    Total liabilities                              12,934        13,759
                                                ---------    ----------
Minority interest in consolidated subsidiary           18            18
                                                ---------    ----------

Stockholders' equity:
  Preferred stock                                       -            -
  Common stock                                        106          106
  Additional paid-in capital                       62,114       62,006
  Deferred compensation                              (117)        (137)
  Retained earnings                                 3,990        3,711
                                                ---------    ---------
   Total stockholders' equity                      66,093       65,686
                                                ---------    ---------
Total liabilities and stockholders' equity      $  79,045    $  79,463
                                                =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                                   -4-

                PREMENOS TECHNOLOGY CORP. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              ( unaudited )
                 ( in thousands, except per share data )
                                           Three Months Ended March 31,
                                               1996             1995
                                           -----------     ------------
Revenues:
  Software licenses                         $   3,924       $   2,572
  Services                                      2,630           1,816
                                            ---------       ---------
   Total revenues                               6,554           4,388
                                            ---------       ---------
Cost of revenues:
  Software licenses                               707             636
  Services                                      1,150             734
                                            ---------       ---------
   Total cost of revenues                       1,857           1,370
                                            ---------       ---------
Gross margin                                    4,697           3,018
                                            ---------       ---------
Operating expenses:
  Product development                           1,797           1,420
  Sales and marketing                           2,349           1,739
  General and administrative                      846             398
                                            ---------       ---------
   Total operating expenses                     4,992           3,557

Loss from operations                             (295)           (539)

Interest income                                   801               9
Interest expense                                  (44)            (44)
                                            ---------       ---------
  Income (loss) before provision (credit)
   for income taxes and minority interest         462            (574)

Provision (credit) for income taxes               185            (232)
Minority interest                                  (2)            (50)
                                            ---------       ---------
    Net income (loss)                       $     279       $    (292)
                                            =========       =========
Net income (loss) per share                 $    0.02       $   (0.05)
                                            =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                                   -5-

               PREMENOS TECHNOLOGY CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             ( unaudited )
                            ( in thousands )
                                                             Three Months Ended March 31,
                                                                 1996           1995
                                                             ------------    ------------
Cash flows from operating activities:
    Net cash provided by operating activities                $      990      $      888
                                                             ----------      ----------
Cash flows from investing activities:
  Proceeds from sale of short-term investment                    51,855               -
  Capitalized software development costs                           (669)           (450)
  Purchases of property and equipment                            (1,001)           (250)
                                                             ----------      ----------
    Net cash provided by (used in) investing activities          50,185            (700)
                                                             ----------      ----------
Cash flows from financing activities:
  Principal payments on capital lease obligations                   (75)           (126)
  Principal payments on bank borrowings                             (87)            (21)
  Proceeds from exercise of options                                 115               -
                                                             ----------      ----------
    Net cash used in financing activities                           (47)           (147)
                                                             ----------      ----------
Increase in cash and cash equivalents                            51,128              41

Cash and cash equivalents, beginning of period                   11,495           3,167
                                                             ----------      ----------
Cash and cash equivalents, end of period                     $   62,623      $    3,208
                                                             ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                   -6-

               PREMENOS TECHNOLOGY CORP. AND SUBSIDIARIES
        NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              ( unaudited )


Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position, results of operations, and cash flows. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the annual Consolidated Financial Statements contained in the Company's December 31, 1995 annual report on Form 10-K.


Note 2.  Business Combinations

On May 14, 1996, the acquired Don Valley Technology Corporation (Don Valley). Under the terms of the agreement, the Company purchased Don Valley for 56,657 shares of newly-issued common stock and approximately $1.1 million in cash. The transaction will be accounted for as a purchase transaction, and, accordingly the results of operations of Don Valley will be reflected in the Company's consolidated financial statements from the date of acquisition.

Item 2

                        PREMENOS TECHNOLOGY CORP.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying condensed consolidated financial statements.

Revenues

Total revenues for the first quarter of 1996 were $6.6 million, up from $4.4 million in the same quarter of 1995, representing an increase of 49.4%.

Software licenses. Revenues from license fees and royalties increased from $2.6 million in the first quarter of 1995 to $3.9 million in the first quarter of 1996, representing an increase of 52.6%. This increase was primarily attributable to increased market acceptance of EDI technology and the Company's products, and hardware system upgrades of existing customers.

Services. Revenues from services were $1.8 million and $2.6 million in the first quarters of 1995 and 1996, respectively, representing an increase of 44.8%. Services revenues include maintenance revenues of $1.5 million and $2.2 million for the first quarters of 1995 and 1996, respectively, representing an increase of 44.7%. Generally, increases in licensing activity have resulted in increases in recurring revenues from services related to maintenance.

Gross Margin

Gross margins for the first quarters of 1995 and 1996 were $3.0 million and $4.7 million, representing 68.8% and 71.7% of total revenues, respectively.

Gross margins from licenses were $1.9 million and $3.2 million, for the first quarters of 1995 and 1996, respectively. As a percentage of revenues from licenses, gross margins were 75.3% and 82.0% for the first quarters of 1995 and 1996, respectively. Cost of licenses revenues fluctuates as third party license and distribution fees vary.

Gross margins from services were $1.1 million and $1.5 million for the first quarters of 1995 and 1996, respectively. As a percentage of revenues from services, gross margins were 59.6% and 56.3% for the first quarters of 1995 and 1996, respectively. Cost of services revenues consists primarily of the personnel costs related to providing maintenance, training and contract services, and have increased as the Company has added staff and invested in infrastructure to support its new version release of its EDI/e product and its Templar product offering.

Operating Expenses

Product Development. Product development expenditures consist primarily of personnel and equipment costs required to conduct the Company's research and development efforts, including project engineers, product documentation, internal testing and development, standards and quality assurance. Product development expenses, net of capitalized software development costs, were $1.4 million and $1.8 million in the first quarters of 1995 and 1996, respectively. As a percentage of revenues, product development expenses decreased from 32.4% in the first quarter of 1995 to 27.4% in the first quarter of 1996. The Company capitalized software development costs of $450,000 and $669,000 in the first quarters of 1995 and 1996, respectively, in accordance with Statement of Financial Accounting Standards No. 86. The amounts capitalized represented 24.1% and 27.1% of gross product development expenditures of $1.9 million and $2.5 million, respectively, in the first quarters of 1995 and 1996.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions of sales and marketing personnel and outside marketing and promotional expenses. Sales and marketing expenses increased from $1.7 million in the first quarter of 1995 to $2.3 million in the first quarter of 1996 due to the expansion of the sales and marketing organizations. As a percentage of revenues, sales and marketing costs decreased from 39.6% in the first quarter of 1995 to 35.8% in the first quarter of 1996.

General and Administrative. General and administrative expenses were $398,000 and $846,000 in the first quarters of 1995 and 1996, respectively. This increase resulted primarily from increased staffing and associated costs of supporting the Company's growth and requirements relating to operating as a publicly held company. General and administrative expenses increased as a percentage of revenues from 9.1% in the first quarter of 1995 to 12.9% in the first quarter of 1996.

Interest Income and Interest Expense. Net interest expense was $35,000 in the first quarter of 1995, while in the first quarter of 1996 net interest income was $757,000. As a percentage of revenues, net interest expense was .8% in the first quarter of 1995 while net interest income was 11.6% in the first quarter of 1996. Interest earned on proceeds from the Company's initial public offering of common stock accounts for the change between periods.
                                   -9-

Provision for Income Taxes. The Company's provision (credit) for income taxes was $(232,000) in the first quarter of 1995 and $185,000 in the first quarter of 1996, representing an effective income tax rate of 40% in both periods.

Minority Interest. Minority interest of $50,000, and $2,000 in the first quarters of 1995 and 1996, respectively, represents the minority stockholders' proportionate share of net loss of the Company's subsidiary, Premenos Corp.


Liquidity and Capital Resources

The Company's cash and cash equivalents totaled $62.6 million at March 31, 1996, which collectively represented approximately 80% of total assets.

Cash generated from operations has been sufficient to finance the Company's operations. Cash flow provided by operating activities was $.9 million and $1.0 million for the first three months of 1995 and 1996, respectively. The improvement in net income for the first three months of 1996 was offset largely by higher days sales outstanding in receivables arising from increased distributor royalties.

Cash used in investing activities was $.7 million in the first three months of 1995 and cash provided by investing activities was $50.2 million for the comparable period in 1996. Cash provided by investing activities in 1995 consisted of software development costs that were capitalized and purchases of property and equipment. Cash used in investing activities in 1996 consisted primarily of proceeds from the sale of a short-term investment which were reinvested in cash equivalents.

Cash used in financing activities was $147,000 and $47,000 for the first three months of 1995 and 1996, respectively. Cash used in financing activities in both 1995 and 1996 consisted of payments on capital lease obligations and repayments of bank borrowings. In addition, proceeds from the exercise of options in 1996 offset the capital lease and bank payments.

The Company's principal commitments consist of leases on its office facilities and obligations under its bank credit facility and capital leases. On May 14, 1996, the Company signed an agreement to acquire Don Valley Technology Corporation. Under the terms of the agreement, the Company purchased Don Valley Technology Corporation for 56,657 shares of newly-issued common stock and approximately $1.1 million in cash.

The Company believes that its current cash balances, primarily resulting from net proceeds from the sale of common stock from its initial public offering in 1995 and cash flow from operations, will be sufficient to meet its working capital and capital expenditure requirements through the foreseeable future.

Part II
PREMENOS TECHNOLOGY CORP.

Other Information


Items 1, 2,  3, and 4

The above items have been omitted as inapplicable.


Item 5.  Other Information

None


Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

      10.26 - Amendment to Premenos Technology Corp. Incentive Program 11 - Statement of Computation of Earnings Per Common Share
      27 - Financial Data Schedule

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended March
      31, 1996.

PREMENOS TECHNOLOGY CORP.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




PREMENOS TECHNOLOGY CORP.



By:

 /s/ H. Ward Wolff
- - ---------------------------------
H. Ward Wolff
Vice President of Finance and Administration
(Principal Financial and Accounting Officer)


Date:     May 15, 1996