Form 10-Q
period 1996-06-30
PREMENOS TECHNOLOGY CORP
filed 1996-08-14
CIK 948722

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q


(Mark one)


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended June 30, 1996

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


The number of shares outstanding of the registrant's common stock as of July 31, 1996 was 11,086,878.

                        PREMENOS TECHNOLOGY CORP.

                    INDEX TO JUNE 30, 1996 FORM 10-Q
                                                                    Page
                                                                    ----

PART I	- Financial Information


Item 1   Financial Statements (unaudited)
Condensed Consolidated Balance Sheets as of June 30, 1996
and December 31, 1995                                                 3

Condensed Consolidated Statements of Operations for the three
and six month periods ended June 30, 1996 and 1995                    5

Condensed Consolidated Statements of Cash Flows for the
six month periods ended June 30, 1996 and 1995                        6

Notes to Condensed Consolidated Financial Statements                  7


Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operation                           8


PART II - Other Information


Items 1, 2, 3, 4, 5 and 6                                            12


SIGNATURE                                                            13


PART I
Item 1

                  PREMENOS TECHNOLOGY CORP. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               ( in thousands)
                                      June 30, 1996    December 31,1995
                                      ( unaudited )
                               ASSETS
Current assets:
  Cash and cash equivalents                $60,141             $11,495
  Short-term investments                         -              51,722
  Trade accounts receivable, net             6,826               7,182
  Income taxes recoverable                   1,091                  80
  Prepaid expenses and other assets          1,508                 735
  Restricted cash                               50                  50
  Deferred income taxes                      1,376               1,376
                                             -----               -----
    Total current assets                    70,992              72,640

Property and equipment, net                  5,208               3,526
Capitalized software development costs, net  4,459               3,054
Other long-term assets                         595                 243
                                            ------              ------

Total assets                               $81,254             $79,463
                                           =======             =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities  $4,090              $4,698
  Deferred revenue                           6,109               5,658
  Current portion of long-term debt            617                 681
                                            ------              ------
    Total current liabilities               10,816              11,037

Long-term debt                                 519                 769
Deferred revenue                               494                 634
Deferred income taxes                        1,520               1,319
                                            ------              ------
  Total liabilities                         13,349              13,759
                                            ------              ------

Minority interest in consolidated subsidiary    19                  18
                                            ------              ------

Stockholders' equity:
Common stock                                   109                 106
Additional paid-in capital                  65,186              62,006
Deferred compensation                         (103)               (137)
Retained earnings                            2,694               3,711
                                            ------              ------
  Total stockholders' equity                67,886              65,686
                                            ------              ------

Total liabilities and stockholders' equity $81,254             $79,463
                                           =======             =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   -4-

               PREMENOS TECHNOLOGY CORP. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               ( unaudited )
                 ( in thousands, except per share data )

                                  Three Months Ended     Six Months Ended
                                      June 30,               June 30,
                                    1996      1995        1996      1995
Revenues:
  Software licenses                $5,179   $4,107     $9,103   $6,679
  Services                          2,830    1,830      5,460    3,646
                                    -----    -----     ------   ------
    Total revenues                  8,009    5,937     14,563   10,325
                                    -----    -----     ------   ------

Cost of revenues:
  Software licenses                   754      793      1,461    1,429
  Services                          1,210      817      2,360    1,551
                                    -----    -----      -----    -----
    Total cost of revenues          1,964    1,610      3,821    2,980
                                    -----    -----      -----    -----

Gross margin                        6,045    4,327     10,742    7,345
                                    -----    -----     ------    -----

Operating expenses:
  Product development               2,046    1,644      3,843    3,064
  Sales and marketing               2,705    2,023      5,054    3,762
  General and administrative          914      555      1,760      953
  Acquisition-related costs         2,216        -      2,216        -
                                    -----    -----     ------    -----
    Total operating expenses        7,881    4,222     12,873    7,779
                                    -----    -----     ------    -----

Income (loss) from operations      (1,836)     105     (2,131)    (434)

Interest income                       764       16      1,565       25
Interest expense                      (50)     (42)       (94)     (86)
                                    -----    -----      -----    -----
    Income (loss) before provision
     (credit) for income taxes and
      minority interest             (1,122)      79       (660)    (495)

Provision (credit) for income taxes   456     (102)       641     (334)
Minority interest                       1       27         (1)     (23)
                                    -----    -----     ------   ------

    Net income  (loss)             $(1,579)    $154    $(1,300)   $(138)
                                   =======    =====    ========   =====

Net income (loss) per share         $(0.15)   $0.02    $(0.12)   $(0.02)
                                   =======    =====    ========  ======

The accompanying notes are an integral part of these condensed consolidated financial statements.

            PREMENOS TECHNOLOGY CORP. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           ( unaudited )
                          ( in thousands )
                                                       Six Months Ended
                                                      	    June 30,
                                                   	  1996           1995
Cash flows from operating activities:
    Net cash provided by operating activities         $1,628        $1,401
                                                      ------        ------

Cash flows from investing activities:
  Payment for acquisition of subsidiary, net          (1,386)           -
  Proceeds from sale of short-term investments        51,855            -
  Capitalized software development costs              (1,427)         (884)
  Acquisition of property and equipment               (2,397)         (654)
  Proceeds from disposal of property and equipment         -            14
                                                      ------        ------
    Net cash provided by (used in)
     investing activities                             46,645        (1,524)
                                                      ------        ------

Cash flows from financing activities:
  Principal payments on long-term debt                  (314)         (330)
  Proceeds from bank borrowings                            -           200
  Deferred public offering costs                           -          (222)
  Proceeds from exercise of options                      687             -
                                                      ------        ------
    Net cash used in (provided by)
     financing activities                                373          (352)
                                                      ------        ------

       Increase (decrease) in cash
         and cash equivalents                         48,646          (475)

Cash and cash equivalents, beginning of period        11,495         3,167
                                                      ------        ------

Cash and cash equivalents, end of period             $60,141        $2,692
                                                     =======        ======

The accompanying notes are an integral part of these condensed consolidated financial statements.

            PREMENOS TECHNOLOGY CORP. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           ( unaudited )


Note 1.  	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the annual Consolidated Financial Statements contained in the Company's December 31, 1995 annual report on Form 10-K.

Note 2.  Business Combination

On May 14, 1996, the Company acquired all of the common stock of Don Valley Technology Corporation ("Don Valley"), a Canadian corporation based in Toronto, Canada, for 57,657 shares of newly issued common stock and approximately $1.1 million in cash in a transaction accounted for as a purchase. Accordingly, the results of operations of Don Valley and the fair values of the acquired assets and liabilities were included in the Company's financial statements as of the acquisition date. Approximately $2.0 million of the purchase price was allocated to in-process product development and, accordingly, was expensed in the quarter ended June 30, 1996. Additionally, $750,000 was allocated to capitalized software costs and goodwill. A proforma summary for this purchase acquisition is not presented as the historical operations are not material to the Company's consolidated operations and financial position.

Note 3.  Stock and Stock Option Exchange

During the quarter ended June 30, 1996, the Company granted options to acquire 9,006 shares of Premenos Technology Corp. common stock in exchange for options to acquire 6,848 shares of Premenos Corp. common stock. Additionally, the Company issued 920 shares of Premenos Technology Corp. common stock in exchange for 700 shares of Premenos Corp. common stock. This transaction resulted in a charge of $232,000 for the quarter ended June 30, 1996.

Note 4.  Income Taxes

The Company recorded income tax expense of $456,000 for the quarter ended June 30, 1996, primarily as a result of the nondeductibility for tax purposes of the acquisition-related costs of $2,216,000. As a result of employee stock option exercises during the quarter ended June 30, 1996, the Company recognized a $1.5 million tax benefit. This benefit was credited directly to shareholders equity and, accordingly, was not reflected in the income tax provision.

Note 5.  Subsequent Event

On July 19, 1996, the Company acquired Prime Factors, Inc. ("Prime Factors"). Under the terms of the agreement, the Company purchased Prime Factors for 46,931 shares of newly-issued common stock and approximately $3.0 million in cash. The transaction will be accounted for as a purchase and, accordingly, the results of operations of Prime Factors will be reflected in the Company's consolidated financial statements from the date of acquisition.

Item 2
           PREMENOS TECHNOLOGY CORP. AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's operating results during the periods included in the accompanying condensed consolidated financial statements.

RESULTS OF OPERATIONS

Revenues

Total revenues for the second quarter of 1996 were $8.0 million, up from $5.9 million in the same quarter of 1995, representing an increase of 34.9%. Total revenues in the first six months of 1996 were $14.6 million, an increase of 41.0% over the same six month period for 1995.

Software Licenses. Revenues from license fees and royalties increased to $5.2 million in the second quarter of 1996 from $4.1 million in the second quarter of 1995, representing an increase of 26.1%. For the first six months of 1996 compared to the same period for 1995, license fees and royalties revenues grew to $9.1 million from $6.7 million, representing an increase of 36.3%. These increases were primarily attributable to expansion of the Company's sales and marketing organizations and the increased market acceptance of EDI technology and the Company's products.

Services. Revenues from services were $2.8 million and $1.8 million for the second quarters of 1996 and 1995, respectively, representing an increase of 54.6%. Service revenues include maintenance revenues of $2.4 million and $1.6 million for the second quarters of 1996 and 1995, respectively, representing an increase of 49.9%. For the first six months of 1996 and 1995, revenues from services were $5.5 million and $3.6 million, respectively, representing an increase of 49.8%. Service revenues include maintenance revenues of $4.6 million and $3.1 million for the first six months of 1996 and 1995, respectively, representing an increase of 47.3%. Generally, increases in licensing activity have resulted in increases in maintenance-related service revenues.

Gross Margin

Gross margins for the second quarters of 1996 and 1995 were $6.0 million and $4.3 million representing 75.5% and 72.9% of total revenues, respectively. For the first six months of 1996 and 1995, gross margins were $10.7 million and $7.3 million, or 73.8% and 71.1% of total revenues, respectively.

Gross margins from licenses for the second quarters of 1996 and 1995 were $4.4 million and $3.3 million representing 85.4% and 80.7% of software license revenues, respectively. For the first six months of 1996 and 1995, gross margins from licenses were $7.6 million and $5.3 million, or 84.0% and 78.6% of software license revenues, respectively

These increases are primarily due to reduced costs resulting from the renegotiation of a third party agreement.

Gross margins from services for the second quarters of 1996 and 1995 were $1.6 million and $1.0 million representing 57.2% and 55.4% of
service revenues, respectively.   For the first six months of 1996 and
1995, gross margins from services were $3.1 million and $2.1 million, or 56.8% and 57.5% of service revenues, respectively.

Operating Expenses
Product Development. Product development expenditures consist primarily of personnel and equipment costs required to conduct the Company's research and development efforts, including project engineers, product managers, product documentation, internal testing and development, standards and quality assurance. Product development expenses, net of capitalized software development expenditures, were $2.0 million and $1.6 million for the second quarters of 1996 and 1995 representing
25.5% and 27.7% of total revenues, respectively. For the first six months of 1996 and 1995 product development expenses, net of capitalized software development expenditures, were $3.8 million and $3.1 million, representing 26.4% and 29.7% of total revenues, respectively. The Company capitalized software development expenditures of $758,000 and $434,000 in the second quarters of 1996 and 1995, respectively, in accordance with Statement of Financial Accounting Standards No. 86. The amounts capitalized represented 27.0% and 20.9% of gross development expenditures of $2.8 million and $2.1 million for the second quarters of 1996 and 1995, respectively. For the first six months of 1996 and 1995, the Company capitalized $1,427,000 and $884,000, or 27.1% and 22.4% of gross development expenditures of $5.3 million and $4.0 million, respectively. The Company believes that a continued commitment to product development will be necessary for the Company to remain competitive. Accordingly, the Company intends to continue to expend substantial resources on product development.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel and outside marketing and promotional expenses. Sales and marketing expenses for the second quarters of 1996 and 1995 were $2.7 million and $2.0 million representing 33.8% and 34.1% of total revenues, respectively. For the first six months of 1996 and 1995, sales and marketing expenses were $5.1 million and $3.8 million representing 34.7% and 36.4% of total revenues, respectively.

General and Administrative. General and administrative expenses for the second quarters of 1996 and 1995 were $0.9 million and $0.6 million representing 11.4% and 9.3% of total revenues, respectively. For the first six months of 1996 and 1995, general and administrative expenses were $1.8 million and $1.0 million representing 12.1% and 9.2% of total revenues, respectively. These increases are due to costs of supporting the Company's growth, requirements related to being a publicly traded company and increased mergers and acquisitions activity.

Acquisition-Related Costs

Included in acquisition-related costs for the quarter ended June 30, 1996 were charges for purchased in-process product development arising from the acquisition of Don Valley Technology Corporation (see Note 2 to Condensed Consolidated Financial Statements) and costs related to the exchange of Premenos Corp. stock options and stock (see Note 3 to Condensed Consolidated Financial Statements).

Interest Income and Interest Expense

Net interest income (expense) for the second quarters of 1996 and 1995 were $714,000 and $(26,000), or 8.9% and (0.4)% of total revenues, respectively. For the first six months of 1996 and 1995, net interest income (expense) was $1,471,000 and $(61,000), or 10.1% and (0.6)% of
total revenues, respectively. Interest earned on the proceeds from the Company's initial public offering of stock accounts for the change between the periods.

Provision (Credit) for Income Taxes

The Company's provision for income taxes for the three and six month periods ended June 30, 1996 were $456,000 and $641,000 representing effective income tax rates of 41.2% and 41.7%, respectively, excluding the non-deductible acquisition-related costs. The credit for both periods in 1995 relate primarily to the elimination of the valuation allowance related to deferred tax assets.

Minority Interest

Minority interest of $1,000 and $27,000 for the second quarters ended June 30, 1996 and June 30, 1995, respectively, represents the minority stockholders' proportionate share of the net loss of the Company's subsidiary, Premenos Corp. For the first six months of 1996 and 1995, the minority shareholders' proportionate share of reported net losses were $1,000 and $23,000, respectively.

Net Income (Loss)

Net income (loss) for the second quarters of 1996 and 1995 were $(1,579,000) and $154,000, representing (19.7)% and 2.6% of total revenues, respectively. Excluding the acquisition-related costs, net income for the second quarter of 1996 would have been $637,000, or $0.05 per share. For the first six months of 1996 and 1995, the net losses were $1,300,000 and $138,000, representing 8.9% and 1.3% of total revenues, respectively. Excluding the acquisition-related costs, net income for the first six months of 1996 would have been $916,000, or $0.08 per share.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $60.1 million at June 30, 1996, which collectively represented approximately 74% of total assets.

Cash flow provided by operating activities was $1.6 million and $1.4 million for the six months ended June 30, 1996 and 1995, respectively. Cash provided by operating activities resulted from depreciation, amortization and other non-cash charges, reduced by net losses and by investments in the Company's working capital.

Cash provided by (used in) investing activities was $46.6 million and $(1.5) million for the six months ended June 30, 1996 and 1995, respectively. Cash used in investing activities for both periods includes the acquisition of equipment and the capitalization of software development costs. In addition, for the six months ended June 30, 1996, cash provided by (used in) investing activities included cash paid of $1.4 million to acquire Don Valley Technology and cash received of $51.9 million from the sale of short-term investments. Cash used in (provided by) financing activities was $0.4 million and $(0.4) million for the six months ended June 30, 1996 and 1995, respectively. Cash used in financing activities primarily consist of capital lease payments and repayments of bank borrowings. Also included in cash provided by financing activities for the six months ended June 30, 1996 are proceeds of $0.7 million from the exercise of stock options.

The Company's principal commitments consist of leases on its office facilities and obligations under its bank credit facility and capital leases. On July 19, 1996, the Company acquired Prime Factors, Inc. Under the terms of the agreement, the Company purchased Prime Factors, Inc. for 46,931 shares of newly-issued common stock and approximately $3.0 million in cash.
                                   10-

The Company believes that its current cash balances, primarily resulting from the net proceeds from the sale of common stock from its initial public offering in 1995 and cash flow from operations, will be sufficient to meet its working capital and capital expenditure requirements through the foreseeable future.

Part II
                   PREMENOS TECHNOLOGY CORP.

                      Other Information


Items 1, 2,  3, and 4

The above items have been omitted as inapplicable.


Item 5.  Other Information

None


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

   11 - Statement of Computation of Earnings Per Common Share
   27 - Financial Data Schedule

(b)   Reports on Form 8-K

   No reports on Form 8-K were filed during the quarter ended June 30, 1996.

PREMENOS TECHNOLOGY CORP.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PREMENOS TECHNOLOGY CORP.



By:



 /s/ H. Ward Wolff
- ---------------------------------------------
H. Ward Wolff
Vice President of Finance and Administration
(Principal Financial and Accounting Officer)


Date:     August 14, 1996
                                -13-