Form 10-Q
period 1996-09-30
PREMENOS TECHNOLOGY CORP
filed 1996-11-14
CIK 948722

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark one)


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 1996

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


The number of shares outstanding of the registrant's common stock as of October 31, 1996 was 11,177,886.



                               (Page 1 of 11)

                          PREMENOS TECHNOLOGY CORP.

                    INDEX TO SEPTEMBER 30, 1996 FORM 10-Q

                                                                       Page

PART I     - Financial Information


Item 1    Financial Statements (unaudited)
Condensed Consolidated Balance Sheets as of September 30, 1996
and December 31, 1995                                                     3

Condensed Consolidated Statements of Operations for the three
and nine month periods ended September 30, 1996 and 1995                  4

Condensed Consolidated Statements of Cash Flows for the nine
month periods ended September 30, 1996 and 1995                           5

Notes to Condensed Consolidated Financial Statements                      6


Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             7


PART II - Other Information


Items 1, 2, 3, 4, 5 and 6                                                10


SIGNATURE                                                                11


                               (Page 2 of 11)

<page
       >
PART I
Item 1

                   PREMENOS TECHNOLOGY CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                              ( in thousands )
                                                  September 30,   December 31,
                                                      1996            1995
                                                  =============   ============
                                                  ( unaudited )

                                      ASSETS
Current assets:
  Cash and cash equivalents                        $  27,726       $  11,495
  Short-term investments                              29,456          51,722
  Trade accounts receivable, net                       6,772           7,182
  Income taxes recoverable                               653              80
  Prepaid expenses and other assets                    1,179             735
  Deferred income taxes                                2,789           1,376
  Restricted cash                                         50              50
                                                   ---------        --------
    Total current assets                              68,625          72,640

Property and equipment, net                            5,961           3,526
Capitalized software development costs, net            6,044           3,054
Other long-term assets                                 1,000             243
                                                   ---------        --------

      Total assets                                 $  81,630       $  79,463
                                                   =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities         $   3,437       $   4,698
  Deferred revenue                                     6,453           5,658
  Current portion of long-term debt                      591             681
                                                   ---------       ---------
    Total current liabilities                         10,481          11,037

Long-term debt                                           397             769
Deferred revenue                                         448             634
Deferred income taxes                                  2,321           1,319
                                                   ---------       ---------
      Total liabilities                               13,647          13,759
                                                   ---------       ---------

Minority interest in consolidated subsidiary              19              18
                                                   ---------       ---------

Stockholders' equity:
  Common stock                                           111             106
  Additional paid-in capital                          67,396          62,006
  Deferred compensation                                   (5)           (137)
  Retained earnings                                      462           3,711
                                                   ---------       ---------
    Total stockholders' equity                        67,964          65,686
                                                   ---------       ---------

      Total liabilities and stockholders' equity  $   81,630       $  79,463
                                                  ==========       =========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                  PREMENOS TECHNOLOGY CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 ( unaudited )
                   ( in thousands, except per share data )

                                        Three Months Ended   Nine Months Ended
                                          September 30,         September 30,
                                       ------------------    -----------------
                                         1996       1995      1996      1995
                                       --------   -------    -------   -------
Revenues:
  Software licenses                     $ 4,986   $ 4,606    $14,089   $11,287
  Services                                3,033     1,903      8,493     5,549
                                        -------   -------    -------   -------
    Total revenues                        8,019     6,509     22,582    16,835
                                        -------   -------    -------   -------

Cost of revenues:
  Software licenses                       1,029       851      2,490     2,281
  Services                                1,385       902      3,745     2,453
                                        -------   -------    -------   -------
    Total cost of revenues                2,414     1,753      6,235     4,734
                                        -------   -------    -------   -------

Gross margin                              5,605     4,756     16,347    12,101
                                        -------   -------    -------   -------

Operating expenses:
  Product development                     2,193     1,866      6,036     4,931
  Sales and marketing                     2,767     2,236      7,821     5,997
  General and administrative                922       449      2,682     1,402
  Acquisition-related costs               2,484        --      4,700        --
                                        -------   -------    -------   -------
    Total operating expenses              8,366     4,551     21,239    12,330
                                        -------   -------    -------   -------

  Income (loss) from operations          (2,761)      205     (4,892)     (229)

Interest income                             694        50      2,260        75
Interest expense                            (24)      (51)      (119)     (137)
                                        -------   -------    -------   -------
   Income (loss) before provision (credit)
     for income taxes and minority
     interest                             (2,091)      204     (2,751)     (291)

Provision (credit) for income taxes         139        60        780      (274)
Minority interest                             2         1          1       (22)
                                        -------   -------    -------   -------

      Net income (loss)                 $(2,232)  $   143   $(3,532)   $     5
                                        =======   =======   =======    =======

Net income (loss) per share             $ (0.20)  $  0.02   $ (0.33)   $  0.00
                                        =======   =======   =======    =======

Weighted average number of common and
common equivalent shares outstanding     10,920     8,396    10,815      8,100
                                        =======   =======    ======    =======

The accompanying notes are an integral part of these condensed consolidated financial statements.



                  PREMENOS TECHNOLOGY CORP. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              ( unaudited )
                             ( in thousands )
                                                              Nine Months Ended
                                                                September 30,
                                                             1996            1995
Cash flows from operating activities:
  Net cash provided by operating activities               $ 3,057         $ 2,204
                                                          -------         -------

Cash flows from investing activities:
  Business acquisitions                                    (4,662)              -
  Purchase of short-term investments                      (29,254)        (51,027)
  Proceeds from sale of short-term investments             51,855               -
  Capitalized software development costs                   (2,270)         (1,349)
  Acquisition of property and equipment                    (3,580)           (743)
  Proceeds from disposal of property and equipment             -               14
                                                          -------         -------
    Net cash provided by (used in) investing activities    12,089         (53,105)
                                                          -------         -------

Cash flows from financing activities:
  Principal payments on long-term debt                       (461)           (471)
  Proceeds from bank borrowings                                 -             200
  Decrease in restricted cash                                   -              80
  Proceeds from initial public offering of stock, net           -          59,710
  Proceeds from exercise of options                           862              25
  Proceeds from employee stock purchase plan                  684               -
                                                          -------         -------
    Net cash provided by financing activities               1,085          59,544
                                                          -------         -------

      Increase in cash and cash equivalents                16,231           8,643

Cash and cash equivalents, beginning of period             11,495           3,167
                                                          -------         -------

Cash and cash equivalents, end of period                  $27,726         $11,810
                                                          =======         =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                     Page 5 of 11

                   PREMENOS TECHNOLOGY CORP. AND SUBSIDIARIES
           NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 ( unaudited )


Note 1.  	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted
These condensed consolidated financial statements should be read in conjunction with the annual Consolidated Financial Statements contained in the Company's December 31, 1995 annual report on Form 10-K.

Note 2.  Business Combinations

On July 19, 1996, the Company acquired all of the common stock of Prime Factors, Inc. ("Prime Factors"), a U. S. corporation based in Eugene, Oregon, for 46,931 shares of newly issued common stock and approximately $3.0 million in cash in a transaction accounted for as a purchase. Accordingly, the results of operations of Prime Factors have been included in the Company's financial statements from the acquisition date. Approximately $2.5 million of the purchase price was allocated to in-process product development and, accordingly, was expensed in the quarter ended September 30, 1996. Additionally, $1.6 million was allocated to capitalized software costs and goodwill.

On May 14, 1996, the Company acquired all of the common stock of Don Valley Technology Corporation ("Don Valley"), a Canadian corporation based in Toronto, Canada, for 57,657 shares of newly issued common stock and approximately $1.1 million in cash in a transaction accounted for as a purchase. Accordingly, the results of operations of Don Valley have been included in the Company's financial statements from the acquisition date. Approximately $2.0 million of the purchase price was allocated to in-process product development and, accordingly, was expensed in the quarter ended June 30, 1996. Additionally, $750,000 was allocated to capitalized software costs and goodwill.

A proforma summary for these purchase acquisitions is not presented as the historical operations are not material to the Company's consolidated operations and financial position.


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

Note 4.  Income Taxes

The Company recorded income tax expense of $139,000 for the quarter ended September 30, 1996, primarily as a result of the nondeductibility for tax purposes of the acquisition-related costs of $2,484,000. As a result of employee stock option exercises during the quarter ended September 30, 1996, the Company recognized a $700,000 tax benefit. This benefit was credited directly to stockholders' equity and, accordingly, was not reflected in the income tax provision.

Item 2
             PREMENOS TECHNOLOGY CORP. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's operating results during the period included in the accompanying condensed consolidated financial statements.

RESULTS OF OPERATIONS

Revenues

Total revenues for the third quarter of 1996 were $8.0 million, up from $6.5 million in the same quarter of 1995, representing an increase of 23.2%. Total revenues in the first nine months of 1996 were $22.6 million, an increase of 34.1% over the same nine month period for 1995.

Software Licenses. Revenues from license fees and royalties increased to $5.0 million in the third quarter of 1996 from $4.6 million in the third quarter of 1995, representing an increase of 8.2%. For the first nine months of 1996 and 1995, license fees and royalties revenues grew to $14.1 million from $11.3 million, representing an increase of 24.8%. These increases were primarily attributable to revenues derived through its network of distributors, both domestically and internationally, and expansion of the Company's sales and marketing efforts in promoting its EDI/e open systems translator product.

Services. Revenues from services were $3.0 million and $1.9 million for the third quarters of 1996 and 1995, respectively, representing an increase of 59.4%. Service revenues include maintenance revenues of $2.5 million and $1.6 million for the third quarters of 1996 and 1995, respectively, representing an increase of 53.6%. For the first nine months of 1996 and 1995, revenues from services were $8.5 million and $5.5 million, respectively, representing an increase of 53.1%. Service revenues include maintenance revenues of $7.1 million and $4.8 million for the first nine months of 1996 and 1995, respectively, representing an increase of 49.5%. Increases in licensing activity generally have resulted in increases in recurring maintenance revenues and opportunities to provide education and software integration services.

Gross Margins

Gross margins for the third quarters of 1996 and 1995 were $5.6 million and $4.8 million, representing 69.9% and 73.1% of total revenues, respectively. For the first nine months of 1996 and 1995, gross margins were $16.3 million and $12.1 million, or 72.4% and 71.9% of total revenues, respectively.

Gross margins from licenses for the third quarters of 1996 and 1995 were $4.0 million and $3.8 million, representing 79.4% and 81.5% of software license revenues, respectively. The percentage decrease is attributable to several factors including increased amortization of capitalized software costs relating to the Company's two acquisitions and the Company's EDI translator and Templar products, and increased third party product sublicense costs and co-marketer fees. For the first nine months of 1996 and 1995, gross margins from licenses were $11.6 million and $9.0 million, or 82.3% and 79.8% of software license revenues, respectively. This increase is primarily due to reduced third party fees resulting from the renegotiation of the Company's agreement with IBM.

Gross margins from services for the third quarters of 1996 and 1995 were $1.6 million and $1.0 million representing 54.3% and 52.6% of service revenues,
respectively.   For the first nine months of 1996 and 1995 gross margins from services were $4.7 million and $3.1 million, or 55.9% and 55.8% of service revenues, respectively.

Operating Expenses

Product Development. Product development expenditures consist primarily of personnel and equipment costs required to conduct the Company's research and development efforts, including project engineers, product managers, product documentation, internal testing and development, standards and quality assurance. Product development expenses, net of capitalized software development expenditures, were $2.2 million and $1.9 million for the third quarters of 1996 and 1995 representing 27.3% and 28.7% of total revenues, respectively. For the first nine months of 1996 and 1995 product development expenses, net of capitalized software development expenditures, were $6.0 million and $4.9 million, representing 26.7% and 29.3% of total revenues, respectively. The Company capitalized software development expenditures of $843,000 and $465,000 in the third quarters of 1996 and 1995, respectively, in accordance with Statement of Financial Accounting Standards No. 86. The amounts capitalized represented 27.8% and 19.9% of gross development expenditures of $3.0 million and $2.3 million for the third quarters of 1996 and 1995, respectively. For the first nine months of 1996 and 1995, the Company capitalized $2,271,000 and $1,349,000, or 27.3% and 21.5% of gross development expenditures of $8.3 million and $6.3 million, respectively. The Company believes that a continued commitment to product development is necessary for the Company to remain competitive. Accordingly, the Company intends to continue to expend substantial resources on product development.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel and outside marketing and promotional expenses. Sales and marketing expenses for the third quarters of 1996 and 1995 increased to $2.8 million from $2.2 million representing 34.5% and 34.4% of total revenues, respectively. For the first nine months of 1996 and 1995, sales and marketing expenses increased to $7.8 million from $6.0 million representing 34.6% and 35.6% of total revenues, respectively.

General and Administrative. General and administrative expenses for the third quarters of 1996 and 1995 were $0.9 million and $0.4 million representing 11.5% and 6.9% of total revenues, respectively. For the first nine months of 1996 and 1995, general and administrative expenses were $2.7 million and $1.4 million representing 11.9% and 8.3% of total revenues, respectively. These increases are due to costs of supporting the Company's growth, requirements related to being a publicly traded company and increased mergers and acquisitions activity.

Interest Income and Interest Expense

Net interest income (expense) for the third quarters of 1996 and 1995 was $670,000 and ($1,000), respectively. For the first nine months of 1996 and 1995, net interest income (expense) was $2,141,000 and ($62,000), respectively. Interest earned on the proceeds from the Company's initial public offering of stock accounts for the change between the periods.

Acquisition-related Costs

On July 19, 1996, the Company acquired Prime Factors, Inc. ("Prime Factors"), a U.S. corporation based in Eugene, Oregon, for 46,931 shares of newly-issued common stock and approximately $3.0 million in cash in a transaction accounted for as a purchase. Accordingly, the results of operations of Prime Factors have been included in the Company's consolidated financial statements from the acquisition date. Approximately $2.5 million of the purchase price was allocated to in-process product development and, accordingly, was expensed in the quarter ended September 30, 1996. Additionally, $1.6 million was allocated to capitalized software costs and goodwill.

Earlier in the year, on May 14, 1996, the Company acquired all of the common stock of Don Valley Technology Corporation ("Don Valley"), a Canadian corporation based in Toronto, Canada, for 57,657 shares of newly issued common stock and approximately $1.1 million in cash in a transaction accounted for as a purchase. Accordingly, the results of operations of Don Valley have been included in the Company's financial statements from the acquisition date. Approximately $2.0 million of the purchase price was allocated to in-process product development and, accordingly, was expensed in the quarter ended June 30, 1996. Additionally, $750,000 was allocated to capitalized software costs and goodwill.

Also during 1996, the Company granted options to acquire 9,006 shares of Premenos Technology Corp. common stock in exchange for options to acquire 6,848 shares of Premenos Corp. common stock. Additionally, the Company issued 920 shares of Premenos Technology Corp. common stock in exchange for 700 shares of Premenos Corp. common stock held by minority stockholders. These transactions resulted in a charge of $232,000 in the quarter ended June 30, 1996.

Provision for Income Taxes

The Company's provision for income taxes for the three and nine month periods ended September 30, 1996 was $139,000 and $780,000, respectively, representing effective income tax rates of 35% and 40%, respectively, excluding the non-deductible acquisition-related costs. The company will realize tax benefits of approximately $2.2 million as a result of employee stock option exercises during the nine month period ended September 30, 1996. These tax benefits were credited directly to stockholders' equity and, accordingly, were not reflected in the income tax provisions. The provision for income taxes for the three month period ended September 30, 1995 was $60,000, representing an effective tax rate of 29%. The $274,000 credit for income taxes for the nine month period ended September 30, 1995 reflected the elimination of the valuation allowance related to deferred tax assets.

Minority Interest

Minority interest of $2,000 and $1,000 for the third quarters ended September 30, 1996 and September 30, 1995, respectively, represents the minority stockholders' proportionate share of the net income of the Company's subsidiary, Premenos Corp. For the first nine months of 1996 and 1995, minority interests' proportionate share of reported net income (loss) were $1,000 and ($22,000), respectively.

Net Income (Loss)

Net income (loss) for the third quarters of 1996 and 1995 was ($2,232,000) and $143,000, respectively. Excluding the acquisition-related costs, net income for the third quarter of 1996 was $252,000, or 3.1% of total revenues. For the first nine months of 1996 and 1995, net income (loss) was ($3,532,000) and $5,000, respectively. Excluding the acquisition-related costs, net income for the first nine months of 1996 was $1,168,000, or 5.2% of total revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and short-term investments totaled $57.2 million at September 30, 1996, which collectively represented approximately 70% of total assets.

Cash flow provided by operating activities was $3.1 million and $2.2 million for the nine months ended September 30 in 1996 and 1995, respectively. Cash provided by operating activities resulted from depreciation, amortization and changes in the Company's working capital. Additionally, cash provided by operating activities for the nine months ended September 30, 1996 included other non-cash charges to income, reduced by the net loss.

Cash provided by (used in) investing activities was $12.1 million and ($53.1) million for the nine months ended September 30 in 1996 and 1995, respectively. Cash used in investing activities primarily relates to the purchases of short-term investments, equipment and the capitalization of software development costs. For the nine months ended September 30, 1996, cash used in investing activities also included cash paid to acquire Don Valley and Prime Factors. Cash provided by investing activities for the nine months ended September 30, 1996 includes $51.9 million of proceeds from the sale of short-term investments.

Cash provided by financing activities was $1.1 million and $59.5 million for the nine months ended September 30 in 1996 and 1995, respectively. Cash used in financing activities consisted of capital lease payments and repayments of bank borrowings. For the nine months ended September 30, 1996, cash provided by financing activities included $1.5 million of proceeds from the exercise of stock options and employee purchases of stock through the employee stock purchase plan. For the nine months ended September 30, 1995, cash provided by financing activities primarily related to $59.7 million of net proceeds from the Company's initial public offering of stock.

The Company's principal commitments consist of leases on its office facilities and obligations under its bank credit facility and capital leases.

The Company believes that its current cash, cash equivalents, short-term investments and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements through the foreseeable future.

Part II
                              PREMENOS TECHNOLOGY CORP.

                                Other Information


Items 1, 2,  3, and 4

The above items have been omitted as inapplicable.


Item 5.  Other Information

The Company announced that Daniel M. Federman resigned as President, Chief Executive Officer and a member of the Board of Directors effective October 28, 1996. Lew Jenkins, Chairman of the Board of Directors, assumed the position of interim President and Chief Executive Officer pending the completion of a search for a permanent successor. Mr. Federman will continue as a senior advisor to the Company until December 31, 1996.


Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits

     11 - Statement of Computation of Earnings Per Common Share
     27 - Financial Data Schedule (included with SEC electronic filing only)

   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                        PREMENOS TECHNOLOGY CORP.

                                SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




PREMENOS TECHNOLOGY CORP.



By:


 /s/ H. Ward Wolff
------------------------------------------------------------
H. Ward Wolff
Senior Vice President of Finance and Administration
(Principal Financial and Accounting Officer)


Date:  November 14, 1996