Form 10-K
period 1996-12-31
PREMENOS TECHNOLOGY CORP
filed 1997-03-31
CIK 948722

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-K

[X]   Annual report pursuant to section 13 or 15(d) of the Securities Exchange
        Act of 1934
      For the fiscal year ended December 31, 1996
                                   OR
[ ]   Transition report pursuant to section 13 or 15(d) of the Securities
        Exchange Act of 1934

                      Commission File Number:   0-26544

                          PREMENOS TECHNOLOGY CORP.
            (Exact name of registrant as specified in its charter)

        DELAWARE                                      51-0367912
(State of incorporation)                 (I.R.S. Employer Identification No.)

                           1000 Burnett Avenue
                          Concord, California 94520
                   (Address of principal executive offices)

                               510-688-2700
           (Registrant's telephone number, including area code)

    Securities registered pursuant to Section 12(b) of the Act:   None

       Securities registered pursuant to Section 12(g) of the Act:
                Common Stock, par value $.01 per share
                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    [ X ]     No    [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 3, 1997 was $50,288,000 (based upon the closing price for shares of the Registrant's common stock as reported by the NASDAQ National Market System). Shares of common stock held by each officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's common stock as of March 3, 1997 was 11,679,314.

                   Documents Incorporated by Reference:
Portions of the registrant's definitive proxy statement to be issued in conjunction with registrant's annual stockholders' meeting to be held on May 29, 1997.

The index to exhibits is located on page 42.

                        1996 FORM 10-K ANNUAL REPORT
                             TABLE OF CONTENTS


PART I

Item 1.            Business                                                 3

Item 2.            Properties                                              13

Item 3.            Legal Proceedings                                       13

Item 4.            Submission of Matters to a Vote of Security Holders     13

Item 4A.           Executive Officers of the Registrant                    13


PART II

Item 5             Market for Registrant's Common Equity and Related
                   Stockholder Matters                                     15

Item 6.            Selected Consolidated Financial Data                    16

Item 7.            Management's Discussion and Analysis of
                   Financial Condition and Results of Operations           17

Item 8.            Consolidated Financial Statements                       24

Item 9.            Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure                  24

PART III

Item 10.           Directors and Executive Officers of the Registrant      41

Item 11.           Executive Compensation                                  41

Item 12.           Security Ownership of Certain Beneficial Owners
                   and Management                                          41

Item 13.           Certain Relationships and Related Transactions          41

PART IV

Item 14.           Exhibits, Financial Statement Schedules
                   and Reports on Form 8-K                                 42

Signatures                                                                 45

                                    P A R T    I

ITEM 1.  BUSINESS

Overview

Company Product Overview

Premenos develops, markets and supports a broad range of electronic commerce software products and services that enable businesses to engage in secure and reliable business-to-business electronic transactions and communications. The
Company is a leading provider of electronic data interchange ("EDI") translation software and the market leader for EDI software in the mid-range computer market. By using the Company's software and services, businesses are able to transfer electronic information over proprietary networks or the Internet and other TCP/IP networks. The Company's products and services are designed to provide for the timely, accurate, cost-effective and secure electronic exchange of information between a business and its trading partners, including suppliers, customers and financial institutions. Currently, the Company's software applications enable businesses to electronically execute over 150 types of business transactions, including essential commercial functions such as purchasing, invoicing, shipping and notification.

Within electronic commerce, the Company has developed software products and services for businesses conducting EDI transactions and communications. The
Company's EDI/400 product has been for the past six years and is currently the leading EDI translation software product in the mid-range computer market.
EDI/400 operates on the IBM AS/400, which is the predominant computer in the mid-range computer market.

The Company's EDI/Open software is an EDI translator for the client-server market. EDI/Open is written in the C language and supports IBM RISC
System/6000, Hewlett Packard HP 9000, Sun SPARC and Windows NT platforms.
EDI/Open incorporates a true client-server architecture - a graphical client running on a variety of workstations, connected directly or remotely to a UNIX or NT server. EDI/Open also supports parallel translation across multiple central processing units.

The Company's Templar software and services enable businesses to engage in secure and verifiable electronic commerce transactions over the Internet and other TCP/IP networks at significantly reduced costs as compared with traditional proprietary networks. Templar is an integrated solution designed to overcome concerns associated with the use of open networks by providing businesses with the ability to transmit secure, digitally-signed documents, including EDI documents. In addition to security, Templar automatically enables an electronic document recipient to authenticate the sender of the document and a sender to verify receipt of a document by the intended recipient and offers both parties the ability to verify document integrity. Furthermore, Templar enables automated tracking and auditing of business transactions.

In 1996, the Company acquired Don Valley Technology Corporation ("Don Valley"), a forms-based EDI software maker. As a result, the Company has added the PowerDox and WebDox electronic commerce programs to its product offering mix.
PowerDox is a structured electronic commerce trading system that enables large, "hub" companies to trade easily with small, "spoke" trading partners who have been reluctant to implement full-scale EDI. It consists of PowerDox Central, software that resides on a server at the hub location, and PowerDox Remote, client software that is installed at a spoke trading partner. WebDox operates in the same way as PowerDox, but enables transmission of electronic forms over the World Wide Web instead of a closed communications medium.

Overview (Continued)

Also in 1996, the Company acquired Prime Factors, Inc. ("Prime Factors"), an encryption software maker. The Prime Factors products include a comprehensive range of encryption products that enable banks and other businesses to secure financial and other information transmitted over internal and external networks. The Prime Factors products, including Descrypt/EDI+, Psypher/EDI+,
Fdesmac+, PIN Management System and others operate on computer platforms ranging from PCs to UNIX and AS/400 machines to MVS mainframes.

In addition to its software products, the Company provides extensive technical support, consulting services and education services to aid customers in the implementation and administration of electronic commerce solutions.

Electronic Commerce and EDI

Electronic commerce involves the automation of business transactions through the use of telecommunications and computers to exchange and process commercial information and transactional documents electronically. Electronic commerce includes EDI, e-mail, electronic funds transfer, electronic forms, bulletin boards and electronic catalogue services. Within electronic commerce, EDI is a key element and is fundamental to business-to-business transactions. EDI is the automated, computer-to-computer exchange of structured business data between a company and its trading partners. EDI facilitates uniform communications with different trading partners, including customers, suppliers, common carriers, and banks or other financial institutions.

Advances in data communications have fostered the use of EDI in the transmission and processing of business-to-business transaction documents, including purchase orders, invoices, shipping schedules and other documents.
Because EDI communication is in the form of a standards-based business document, it can be readily processed by the recipient's computer system in an automated manner, thus achieving greater levels of speed, accuracy and efficiency at substantial cost savings as compared with paper-based methods of business communications.

The increasing adoption of EDI as a more efficient and cost-effective means of conducting business-to-business transactions is due primarily to the increasing need of businesses to communicate with each other in a time-sensitive manner.
Through the use of EDI, a business can conduct a large number of transactions contemporaneously with a large number of trading partners across different industries.

EDI communications typically consist of standard commercial documents necessary to conduct business. The standards for the more than 150 EDI document types are administered and promulgated by industry, national and international organizations such as the American National Standards Institute ("ANSI"), the United Nations EDI for Administration Commerce and Trade ("UN/EDIFACT")
Organization, or the International Standards Organization ("ISO"). The boards of these organizations are comprised of industry participants, including the Company and its competitors.

Growth in the use of EDI has traditionally been driven by large businesses or "hubs" that are the center of trading relationships within certain industries, such as retail, consumer products and manufacturing. Typically, EDI services provide the communications infrastructure that ties together a hub and its trading partners or "spokes." After a hub implements EDI, it will often encourage its spokes to participate in order to maximize ordering process efficiency.

Overview (Continued)

Currently, businesses utilizing EDI translation software and conducting EDI transactions with their trading partners generally use proprietary value-added networks ("VANs") such as those operated by Advantis, GE Information Services, Sterling and others as the communications link. VANs provide security and reliability by transmitting, controlling, logging and archiving all messages through a central electronic clearinghouse and by providing extensive customer support. VANs, however, are currently quite costly compared with the Internet and other TCP/IP networks.

Electronic Commerce and the Internet

The Internet is a collection of interconnected public and private networks that allows any computer on the network to communicate with any other computer on the network through an open communications protocol known as TCP/IP. Although the Internet affords a lower cost, more robust and widely available medium for electronic commerce than the proprietary VANs generally in current use, there are significant actual and perceived concerns relating to the use of the Internet for commercial transactions. These concerns include the absence of security, inability to confirm message integrity, vulnerability of messages to interception and fabrication, lack of user support, service or centralized
"help desk" support and difficulties in obtaining reliable assurance of receipt of messages sent or the authenticity of messages received. These difficulties inherent in the Internet are magnified if the Internet is used to execute commercial transactions such as EDI purchase orders, shipping instructions and other operative commercial documents as opposed to informational electronic mail. These commercial drawbacks of the Internet are heightened still further if messages are intended for direct computer processing, as are typical EDI messages.

To solve the current problems with using the Internet and other TCP/IP networks for conducting business-to-business electronic transactions and communications, the Company has developed and released its Templar product. Templar provides a solution designed to replicate in software the desirable elements of an EDI VAN at a substantially lower cost. In addition, by incorporating encryption technology, Templar provides a viable alternative to the traditional VAN because it allows a party to verify the identity of the sender of a communication and to verify the integrity of the communication received, and allows a sender of a communication to verify the receipt of the communication, in unaltered form, by the intended recipient. The Company anticipates that the opportunity for cost savings, achieved principally through flat-rate, volume-independent and time-of-day independent pricing and higher speed access, will be an incentive for business users to conduct electronic commerce transactions over the Internet and other TCP/IP networks with the assistance of Templar.

Strategy

The Company's objective is to be a leading provider of software and services that enable businesses to conduct secure and reliable electronic commerce transactions over proprietary networks or the Internet and other TCP/IP networks. The Company has been for the past six years and is currently the leading provider of EDI software and services for the mid-range computer market, operating on the IBM AS/400, the predominant computer in the mid-range computer market. The Company intends to maintain this leadership by continuing to develop and enhance its mid-range EDI product offerings. The Company believes maintaining its EDI mid-range leadership position is essential both to increase sales of its EDI products and to gain market acceptance of Templar.
As part of this strategy, the Company intends to continue to release upgraded versions of existing products with additional functions and features and to develop complementary products, such as network communications modules and forms-based and encryption products. In addition, the Company intends to explore new avenues for growth by considering acquisitions of businesses and products that complement or enhance the Company's current offerings.

Strategy (Continued)

Premenos intends to leverage its leadership position in the mid-range EDI market to replace customer dependence on high-cost proprietary networks with the Templar open systems software solution. Premenos intends to utilize its detailed knowledge of EDI to replicate in software the functionality of proprietary networks. Premenos intends to promote open system architectures through standards groups, product positioning and solutions for interconnectivity, while continuing to maintain compatibility with significant proprietary systems. EDI market penetration typically is driven by a hub organization with the market influence to persuade its trading partners to use
EDI as a condition of transacting business with the hub. Adoption of EDI by hubs and adoption of the Company's EDI products by hubs and their trading partners has been a significant factor in the Company's EDI market penetration.
The Company believes that sales of Templar are currently primarily driven by hubs influencing other hubs. The Company believes that its PowerDox and WebDox products will be driven by hubs influencing small to medium sized trading partners. For all its products, the Company intends to continue fostering relationships with hub organizations. The Company intends to build sales through expanding its direct sales force, including a greater emphasis on field sales, and through increased emphasis on third party distribution channels, and also plans to pursue relationships and alliances with providers of complementary and related products and services.

Products

EDI Translators

Premenos currently offers two products within the EDI translator category, EDI/400 and EDI/Open. The most significant portion of the Company's revenues to date have been derived from its EDI/400 product and related services.

EDI/400.  EDI/400, the Company's leading product, was released in 1988.
EDI/400 has been for the past six years and is currently the leading EDI software product for the mid-range computer market, operating on the IBM AS/400 computer. The AS/400 is the leading mid-range platform installed worldwide for use as either the main computer for a small or mid-size business or as a departmental or dedicated processor in a larger business.

The primary function of EDI/400 is to translate a business' internal formats, or way of doing business, to the major EDI standards, and from the major EDI standards to a business' internal formats. EDI/400 then processes those standards in a manner that enables them to be transmitted over standard communications networks. EDI/400 is based on a table-driven design that currently supports all of the recognized EDI standards promulgated by both ANSI and UN/EDIFACT. The Company updates its software products as new standards are promulgated or as existing standards change. In addition, EDI/400 contains ancillary functions to manage the EDI process for the host computer in the areas of mailboxing, audit trails, network communications, compliance and similar functions. Since the Company's EDI/400 product is based on EDI standards, it cannot communicate a business document unless it is one of the recognized EDI standard documents, nor can it communicate free-form messages such as e-mail. The Company also offers a graphical user interface module for the EDI/400 product.

EDI/400 is generally made available on a single-computer license basis for a one-time license fee generally ranging from $7,500 to $55,000, depending on the model computer on which the product is authorized to operate, plus additional fees for any optional features included. The Company also offers multiple-computer licenses and enterprise licenses in appropriate circumstances.

Products (Continued)

EDI/Open. Premenos' EDI/Open is an EDI translation and message management product designed to operate on UNIX-based computer systems such as the IBM RISC
System/6000, the Hewlett Packard HP 9000 and Sun SPARC platforms. EDI/Open is also available for the Windows NT platform. EDI/Open was released in current form in May 1995. EDI/Open is generally made available on a single-computer license basis for a one-time license fee based upon the aggregate number of different types of documents the licensee intends to use to transact business with each of its trading partners. These fees generally range from $10,000 to $60,000 depending on the number of document types and trading partner relationships authorized, plus additional fees for any optional features included.

EDI/Open is a more flexible and a more complex product than EDI/400. Unlike
EDI/400, which is primarily table-driven, EDI/Open is based on a set of syntactical or language-based rules which can be linked or altered to define a much larger set of possible interrelationships of business transactions than can be practically described in a table-based system. EDI/Open includes the standard graphical user interface support for each platform. EDI/Open supports Oracle and Sybase databases.

Templar

Templar allows business customers to engage in electronic commerce transactions over the Internet and other TCP/IP networks by facilitating the exchange of secure, digitally-signed electronic documents, including EDI documents. Templar was made available for general release in June 1995.
Commercial sales to date have not been material to the Company's revenues.

Templar supplies security for message transmissions by utilizing public key cryptography techniques licensed from RSA and by implementing security and confidentiality features at the software application level. Templar generates a digital signature for each outbound message that verifies the identity of the sender and automatically detects any alteration of the message upon receipt.
Templar automatically tracks message traffic and message integrity and authenticity and provides user-configurable management reports. Templar also maintains transmission records for audit trails.

Templar is a software product designed to combine the desirable elements of an EDI VAN at a substantially lower cost with strong customer support and service.
Templar's advantages over traditional VAN services include open architecture, speed, and reduced costs. Templar currently supports SMTP/MIME, the standard message protocol used for the Internet and other TCP/IP networks. The Company anticipates, however, that future releases of Templar will be expanded to support other mail protocols.

Premenos has positioned Templar as a relatively low-cost, flat-rate alternative to current electronic commerce solutions. The price for the Templar server software product for the UNIX platform currently ranges from $7,000 to $25,000, depending upon the number of users. Windows 95 and Windows 3.1 versions of the Templar product are priced at approximately $500 per copy.

Premenos has developed an export version of Templar so that it may export
Templar in compliance with current U.S. export control laws and regulations applicable to the export of encryption technology. The export version uses more limited cryptographic techniques than those incorporated in the domestic version of the Templar product. In the export version of Templar, the algorithms of cryptographic keys are shorter and can be arithmetically decrypted in a shorter period of time than the domestic version's algorithm.
The Company is also working with various U.S. Government agencies in an attempt to permit the domestic version of Templar to be freely exportable in compliance with export regulations.

Products (Continued)

PowerDox and WebDox

In addition to traditional EDI software products, the Company also offers forms-based electronic commerce products. Forms-based products are typically marketed to larger companies who seek the benefits of traditional EDI, but often have hundreds or thousands of smaller trading partners who are unable or unwilling to invest in the infrastructure required to support EDI. The
Company's products, PowerDox and WebDox, originated with Don Valley, which the Company purchased in May 1996.

PowerDox is a structured electronic commerce trading system that enables large, "hub" companies to trade easily with small, "spoke" trading partners who have been reluctant to implement full-scale EDI. It consists of PowerDox Central, software that resides on a server at the hub location and PowerDox Remote, client software that is installed at a spoke trading partner. For each sale of PowerDox Central, the Company or its customers create a series of custom forms, analogous to the forms promulgated by the various EDI standards bodies. These forms are tailored to meet the needs of the hub when trading with the spokes in its trading community. WebDox operates in the same way as PowerDox, but enables transmission of electronic forms over the World Wide Web instead of a VAN or other communications medium. List price for PowerDox Central is approximately $40,000, list price for WebDox Central is approximately $25,000 and list price for PowerDox and WebDox Remote is approximately $300.

Encryption Products

The Company's encryption product, other than Templar, were acquired when the Company purchased Prime Factors in July 1996. These products include a broad range of encryption software products that enable banks and other businesses to secure financial and other information transmitted over internal and external networks. The Company's customers include money center banks, large corporations and government agencies interested in securing data transmitted internally and externally. The encryption products, including Descrypt+, Descrypt/EDI+, Psypher/EDI+, Fdesmac+, PIN Management System and others operate on computer platforms ranging from PCs to UNIX and AS/400, DEC and Tandem machines to MVS mainframes

Descrypt+ is a generalized encryption product for multiple platforms and applications. Descrypt/EDI+ is a complete encryption system for EDI-formatted data using the ANSI X12.58 and X12.42 standards. Psypher/EDI+ is an encryption and authentication product for generalized file security needs. Fdesmac+ offers ANSI X9.9 authentication security for financial applications. The PIN
Management System handles all security and security-related functions for a card issuer to become a member of ATM sharing credit and debit card networks.
Pricing for the encryption products ranges from $3,000 for certain PC products to $36,000 for mainframe products.

Marketing, Sales and Distribution

The Company markets its products through two principal channels:

Direct Sales. Approximately 80% of the Company's sales are generated by the Company's direct sales force. The direct sales force utilizes a combined approach of telephone selling, cultivation of relationships with key hub customers and personal presentations for significant volume sales. Hub customers--those with the market ability to influence their trading partners-provide access to their customers and suppliers which the Company then targets for sales calls. Approximately 36 employees of the Company are involved in direct sales.

Marketing, Sales and Distribution (Continued)

Distributors and Co-Marketers. The Company has entered into distribution and co-marketing agreements with a number of software marketing and distribution companies, value-added resellers and hardware and network vendors worldwide. In addition, the Company fosters relationships with software vendors that bundle or embed the Company's products with their own products, or which resell the Company's products in particular trading communities. Distributors typically sublicense the Company's software to end-user customers and pay the Company a royalty, while co-marketers typically forward leads to the Company in exchange for a percentage referral fee if the sale is completed. The Company's largest distributor is JD Edwards & Company, which accounts for approximately 10% of the Company's revenues. IBM and various IBM affiliates worldwide collectively account for approximately 6% of the Company's revenues. Under the Company's distribution arrangement with IBM, the Company has arrangements with, and receives various royalties from, affiliates of IBM with respect to EDI product sales outside the United States. Some of these arrangements are not subject to currently effective written agreements and thus may be terminable at any time by either party. Within the United States, the Company is obligated to pay IBM certain fees not to exceed 7% of product license fees received by the Company with respect to EDI translator sales. The Company's product distribution arrangements with IBM in the United States are terminable by either the Company or IBM on six months notice.

Customer Support

Premenos' products are supported by a service and support staff with expertise in electronic commerce products and open systems and open networks. Telephone support is provided 6 a.m. to 6 p.m. Pacific Time and pager support is available on a 24 hour-per-day, 365 day-per-year basis. Through its support center in Paris, France and its main center in Concord, California, the Company generally offers support for international customers via toll-free support numbers.

Customers with maintenance contracts receive telephone support service, software updates and bug fixes. The Company allows its customers and end-users to access support services by telephone, electronic mail, and World Wide Web access through the Internet.

Product Development

The Company maintains a product development division which engages in research and development activities with a view towards planning and developing new products in EDI, business communications and electronic commerce areas. Until
1996, Premenos' development of new products had been accomplished primarily with in-house development personnel and resources. In 1996, the Company acquired additional products as a result of its acquisitions of Don Valley
Technology Corporation and Prime Factors, Inc. In addition, the Company has incorporated into its products certain software licensed to it by other software developers, where appropriate, to reduce product development time.
During the fiscal years ended December 31, 1996, 1995 and 1994, product development expenditures, including amounts capitalized, were approximately
$11.6 million, $8.8 million and $5.8 million, respectively. The Company anticipates that it will continue to commit substantial resources to research and development in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Competition

EDI Products. The EDI market is intensely competitive and subject to rapid technological change and evolving industry standards. The Company primarily competes in the mid-range IBM AS/400-based segment of the market as well as in the UNIX and Windows NT segments of the market. Its principal competitor is Sterling Commerce which is substantially larger than the Company and which operates the COMMERCE:Network VAN. The Company also competes with a number of other companies, some of which have greater financial, marketing, manufacturing and technological resources than the Company. The Company believes that its long-term success will depend in part on its ability to be a leader in offering products for new emerging industry standards, to maintain superior customer support, and to offer a broad line of integrated products. The Company believes that its success will also depend on its ability to offer products that support any communications network the customer may choose (including
VANs, TCP/IP and other open networks and direct connections).

The Company believes that the principal competitive factors in the EDI market in which the Company competes are customer service and support, ease of use of the products, reliability, integration with existing customer applications, product performance, functionality and price. The Company believes that it competes favorably, although there can be no assurance that new or established competitors will not offer products superior to or lower in price than those of the Company.

Templar. Products that compete with Templar are beginning to be offered by EDI companies, operators of VANs and telecommunications companies. Moreover, the Company anticipates that there will be intense competition, possibly including significant price competition and product bundling competition from providers of alternate modes of electronic commerce such as the VAN operators. The
Company's licensing arrangements with RSA are non-exclusive and RSA has licensed public key functionality similar to that incorporated in Templar to competitors of the Company. At the present time, competitors such as Harbinger and GE Information Services market products which offer gateways to the Internet through their VANs, but no other company has a business point to business point solution like Templar.

Because Templar utilizes a new mode of conducting electronic commerce transactions, the Company could be at a competitive disadvantage as compared with companies, such as VANs, offering more traditional and proven modes of conducting electronic commerce. The market is just beginning to accept the concept of doing business to business transactions over the Internet. The
Company also anticipates that the Internet electronic commerce market will be a focus of rapidly emerging and shifting business and technological alliances which may dramatically affect the utility of Templar and the ability of the Company to compete. For example, the emergence of a strong central certification authority affiliated with a competitive product could have a severe adverse impact on market acceptance of Templar. Similarly, the bundling of a competitive product with a fundamental business service, such as financial services, telephone or communications services or personal computer operating systems could have a serious adverse effect on market acceptance of Templar.
Moreover, it is impossible to predict the competitive, and related business, financial and marketing risks and opportunities that may emerge and affect the competitive viability of Templar.

PowerDox and WebDox; Encryption Products. Products and services offered by Sterling Commerce, Harbinger, GE Information Services and others compete in the same business to business electronic commerce markets addressed by the PowerDox and WebDox products. These products and services are alternative solutions, however, and are not products similar to PowerDox and WebDox. The Company's encryption products compete principally with products offered by Sterling
Commerce.

Intellectual Property

Proprietary Technology. The Company relies on a combination of trade secret, copyright, patent, and trademark laws and contractual restrictions to establish and protect proprietary rights in its technology. The Company has entered into confidentiality and invention assignment agreements with its employees and, when obtainable, enters into non-disclosure agreements with its suppliers, distributors and others so as to limit access to and disclosure of its proprietary information. There can be no assurance that these statutory and contractual arrangements will prove sufficient to deter misappropriation of the Company's technologies or that the Company's competitors will not independently develop non-infringing technologies that are substantially similar to or superior to the Company's technology. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured, licensed or distributed may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely.

The Company believes that, because of the rapid pace of technological change in the software and electronic commerce markets, legal protection for its products is a less significant factor in the Company's success than the knowledge, ability and experience of the Company's employees, the frequency of product enhancements and the quality of support services provided by the Company.

The Company owns a number of registered and unregistered trademarks. In addition, the Company uses the trademark EDI/400 in connection with its principal EDI product pursuant to a license agreement with IBM that IBM may have the right to terminate on 60 days prior written notice. The Company has not received any indication from IBM that it intends to terminate the agreement. The Company is the owner of a U.S. patent and has applied for foreign patents relating to technology utilized in the Company's EDI/Open product, and the Company has applied for a U.S. patent and foreign patents relating to technology utilized in the Company's Templar product. The Company's policy is to apply for U.S. and foreign patents with respect to its technology and seek copyright registration of its technology or trademark registration of its marks from time to time when management determines that it is competitively advantageous and cost effective to do so.

The software and electronic commerce industries are characterized by the existence of a large number of patents and litigation based on allegations of patent infringement is not uncommon. From time to time, third parties may assert exclusive patent, copyright, trademark and other intellectual property rights to technologies that are important to the Company. There are currently no pending material claims that the Company's products, trademarks or other proprietary rights infringe the proprietary rights of third parties. However, there can be no assurance that the Company will not receive communications from third parties in the future asserting that the Company's products infringe or may infringe the proprietary rights of third parties.

In its distribution agreements and certain of its customer or other agreements, the Company agrees to indemnify certain parties, which may include customers of parties with which the Company has contracted, for any expenses of liabilities resulting from claimed infringements of patents, trademarks or copyrights or certain other intellectual property rights of third parties. In the event of litigation to determine the validity of any third-party claims, such litigation, whether or not determined in favor of the Company, could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel from productive tasks. In the event of an adverse ruling in such litigation, the Company might be required to pay money damages, to discontinue the use and sale of infringing products, to expend significant resources to develop non-infringing technology or obtain licenses from third parties. There can be no assurance that licenses from third parties would be available on reasonable commercial terms, if at all. In the event of a successful claim against the Company and the failure of the Company to develop or license a substitute technology, the Company's business and operating results would be materially adversely affected.

Intellectual Property (Continued)

Third Party Technology. Premenos incorporates in its products certain software licensed to it by other software developers. These include the public key cryptography software licensed by RSA used by the Company in connection with Templar as well as certain database software used in its Templar and EDI/Open products and certain graphical interface software used in its EDI products and Templar.

The Company licensed the public key encryption technology pursuant to a license agreement with RSA (the "RSA License"). The RSA License has an initial term of five years. The RSA License grants to the Company the non-exclusive, non-transferable, non-assignable limited license to incorporate certain functionality within RSA's public key encryption technology into a Premenos product solely to create a Bundled Product, as defined in the RSA License, to reproduce and sublicense the Bundled Product, and to use or authorize end-users to use the Bundled Product in conjunction with a service bureau or internal network or to provide electronic communications, messaging and similar services to third parties. A Bundled Product is defined as a Premenos product which represents a significant functional and value enhancement to the RSA technology designed to facilitate the secure exchange of electronic information such as EDI documents over open networks. The RSA license contains a number of restrictions regarding sublicensing of the Bundled Product to act as a certification authority, as well as other restrictions regarding end-user use, territory and distribution channels. Premenos is prohibited from selling the Bundled Product or any product with comparable functionality which does not incorporate the RSA encryption technology, except in certain circumstances, in which event the Company is required to pay the otherwise applicable royalty fee to RSA.

The Company also incorporates database software licensed from Sybase, Inc. into its Templar and certain versions of its EDI/Open products, and incorporates graphical software licensed from third parties into the EDI products and Templar. Although Premenos seeks and generally receives assurances from third-party software vendors as to such third party's intellectual property rights and the non-infringement by such software of other parties' rights, Premenos' right to use such software could be impaired by third party claims.
In addition, certain agreements pursuant to which Premenos uses such software may be terminated in accordance with their terms in certain circumstances.

If Premenos were deprived of the right to use software incorporated in its products for any reason, there could be serious disruption to Premenos' business.

Employees

As of March 15, 1997, Premenos employed 254 persons, including approximately 83 in product development and research and development, 40 in customer support, 44 in domestic sales, 2 in international sales, 21 in marketing, 21 in finance and administration and 43 in various other capacities, including consulting services, education services and operations. Of the Company's 254 employees, 253 are full time and 1 is part time. The Company also retains consultants from time to time to assist it with particular software development projects for limited periods of time.

ITEM 2.  PROPERTIES

Premenos' executive offices, marketing operations and primary computer, research and development, sales, and customer support facilities are located in Concord, California, where the Company currently leases approximately
53,700 square feet under leases expiring in 1998, subject to three-year renewal options. In addition, the Company and its subsidiaries lease several sales, support and development facilities throughout North America and Europe under leases that expire on dates ranging through 2000. The Company believes that it will be able to meet future requirements for facilities on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

There are currently no material pending legal proceedings to which the Company is a party, and the Company is not aware of any material threatened proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, and certain information about them as of March 3, 1997, are as follows:


Name                       Age                       Position

Lew Jenkins              49       Chairman of the Board and Director

Timothy A. Dreisbach     47       President, Chief Executive Officer
                                     and Director

H. Ward Wolff            48       Senior Vice President of Finance and
                                     Administration and Chief Financial Officer

Richard A. Ludlow        35       Senior Vice President of Sales

Beverly J. Ulbrich       35       Senior Vice President of Marketing

Gerry Diamond            50       Senior Vice President of Emerging Markets

Lew Jenkins has been Chairman of the Board and a Director of the Company since its organization in July 1995. Mr. Jenkins has also been Chairman and a Director of Premenos Corp. since its organization in October 1989. Mr. Jenkins was also the Chief Executive Officer of Premenos Corp. until August 1991.
Mr. Jenkins has been a member of the Board of Directors of Apparel Computer Systems, Inc. (ACS), a predecessor to certain of the operations of Premenos Corp., since he founded ACS in 1978. Mr. Jenkins was the President of ACS from 1978 through 1988, when he was named Chairman and Chief Executive Officer of ACS. Mr. Jenkins was also the President of, and a member of the Board of Directors of, ACS Network, Inc. (ACS Network), the general partner of Apparelnet Investors, which was a predecessor to certain operations of Premenos Corp., from its organization in 1987 through its reorganization into Premenos Corp. in 1989.

Timothy A. Dreisbach has been President and Chief Executive Officer and a Director of the Company since January 1997. From April 1992 until December 1996 he was Senior Vice President of North American Field Operations for Boole & Babbage, Inc. Previously, Mr. Dreisbach was employed by Legent Corporation, from 1989 until 1991 as Vice President and General Manager of the Systems Productivity Division. From 1986 until 1989, he was Vice President of Sales of Duquesne Systems, Inc., a predecessor to Legent Corporation. Mr. Dreisbach has a B.A. degree in mathematics from Dartmouth College and an M.S. degree in computer science from the University of California at Los Angeles.

H. Ward Wolff has been Senior Vice President of Finance and Administration and Chief Financial Officer of the Company and of Premenos Corp. since July 1996. Previously, he was Vice President of Finance and Administration and Chief Financial Officer of the Company since its organization in July 1995. Mr. Wolff was also been Vice President of Finance and Administration and Chief Financial Officer of Premenos Corp. since joining Premenos Corp. in July 1992. From 1985 until joining Premenos Corp., Mr. Wolff served as an Executive Director of Russell Reynolds Associates, an international management recruiting firm. Beginning in 1974, Mr. Wolff held a number of positions with Price Waterhouse as a certified public accountant, including Senior Audit Manager. Mr. Wolff has a B.A. degree in economics from the University of California, Berkeley, and an M.B.A. from Harvard Business School.

Richard A. Ludlow has been Senior Vice President of Sales since July 1996. Mr. Ludlow served as Vice President of Sales from November 1994 until July 1996. From February 1991 until November 1994, he was Director of Sales. Prior to joining the Company, Mr. Ludlow held various sales and management positions with Capital Analysts, Inc., Engineered Air Systems and ACS Network.

Beverly J. Ulbrich has been Senior Vice President of Marketing since July 1996. From February 1995 until July 1996, Ms. Ulbrich served as Senior Director, Marketing and Business Development in the Interactive Services Group for Sun Microsystems, Inc. Also at Sun, Ms. Ulbrich was Director, Technology Integration from April 1994 until February 1995, Director, Commercial Markets and Product Strategy from January 1993 to March 1994, and Product Line Manager for System Management and Commercial Software from August 1992 to December 1992. Prior to August 1992 she held various marketing and sales positions with Sun. Prior to joining Sun, she held various software engineering positions with AT&T. Ms. Ulbrich holds a B.A. degree in math/computer sciences from Rutgers University and an M.B.A. from Santa Clara University.

Gerry Diamond has been Senior Vice President, Emerging Markets since June 1996. Mr. Diamond was founder and President of Don Valley Technology Corporation from January 1994 until its acquisition by the Company in May 1996. Mr. Diamond was previously an electronic commerce consultant to the European Commission in Brussels and to a number of multinational corporations from October 1990 until December 1993. Mr. Diamond holds a B.S. degree in genetics from McGill University.

                                P A R T    II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The Company's common stock has been traded in the over-the-counter market and the NASDAQ National Market System under the symbol PRMO since the Company's initial public offering on September 20, 1995.

The closing price of the Company's common stock as reported by the NASDAQ National Market System on March 3, 1997 was $7.625 per share. The price per share in the following table sets forth the low and high closing prices in the NASDAQ National Market System for the quarter indicated:

                                                         Low          High
                                                       ------        ------
 First quarter ended March 31, 1996                     15.750        23.625

Second quarter ended June 30, 1996                      16.000        24.500

Third quarter ended September 30, 1996                   9.250        21.250

Fourth quarter ended December 31, 1996                   7.625        21.625

Premenos has not paid dividends and does not plan to pay dividends on its common stock in the foreseeable future. The Company presently intends to reinvest earnings to fund future growth.

At December 31, 1996, there were approximately 60 stockholders of record of the Company. The Company is unable to estimate the total number of stockholders represented by these record holders as many of such shares are held by brokers and other institutions on behalf of stockholders.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data presented below should be read in conjunction with the more detailed consolidated financial statements presented in Item 8 of this Form 10-K. The selected consolidated financial data as of December 31, 1992 and for the year then ended have been derived from the unaudited consolidated financial statements of the Company. The unaudited consolidated financial statements have been prepared on the same basis as the audited financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position at the end of, and the results of operations for, the periods presented.

                                           Year Ended December 31,
                                --------------------------------------------
                                1996      1995      1994      1993     1992
                              -------   -------   -------   -------   -------
                                  (in thousands, except per share data)

Consolidated Statements of Operations Data:
Revenues:
Software licenses             $21,674   $17,783   $13,311   $ 9,007   $ 7,841
Services                       11,797     7,736     6,694     4,059     2,516
                              -------   -------   -------   -------   -------
Total revenues                 33,471    25,519    20,005    13,066    10,357
                              -------   -------   -------   -------   -------
Cost of revenues:
Software licenses               3,916     3,361     2,340     1,811     1,371
Services                        5,386     3,382     2,592     1,725     1,515
                              -------   -------   -------   -------   -------
Total cost of revenues          9,302     6,743     4,932     3,536     2,886
                              -------   -------   -------   -------   -------
Gross margin                   24,169    18,776    15,073     9,530     7,471
                              -------   -------   -------   -------   -------
Operating expenses:
Product development             8,925     7,049     4,702     3,577     3,179
Sales and marketing            11,625     8,495     5,804     4,202     2,789
General and administrative      3,880     2,249     1,695     1,441     1,502
Acquisition-related costs       4,700         -         -         -         -
                              -------   -------   -------   -------   -------
Total operating expenses       29,130    17,793    12,201     9,220     7,470
                              -------   -------   -------   -------   -------
Income (loss)  from operations (4,961)      983     2,872       310         1
Other income (expense), net     2,819       732      (102)      (91)      (74)
                              -------   -------   -------   -------   -------
Income (loss) before provision
  for income taxes and
  minority interest            (2,142)    1,715     2,770       219       (73)
Provision for income taxes        850       238       645         5         3
Minority interest                   4       (20)      310        71        (3)
                              -------   -------   -------   -------   -------
Net income (loss)             $(2,996)  $ 1,497   $ 1,815   $   143   $   (73)
                              =======   =======   =======   =======   =======
Net income (loss) per share   $ (0.27)  $  0.16   $  0.28   $  0.03   $ (0.01)
                              =======   =======   =======   =======   =======


                                                  December 31,
                              ----------------------------------------------
                                1996      1995      1994      1993     1992
                              -------   -------   -------   -------   ------
                                                  (in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents     $26,638   $11,495   $ 3,167   $   491   $   903
Working capital (deficit)      57,587    61,603     1,841      (102)      427
Total assets                   83,690    79,463    13,404     7,900     5,730
Long-term debt, less
   current portion                240       769       730       445       482
Minority interest                  22        18       492       176       104
Total stockholders' equity     69,276    65,686     3,318     1,413     1,080

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company develops, markets and supports a broad range of electronic commerce software products and services that enable businesses to engage in secure and reliable business-to-business electronic transactions and communications. The Company was incorporated in July 1995 for the purpose of acquiring all of the issued and outstanding Common Stock of Premenos Holdings, Inc. and, indirectly, substantially all of the issued and outstanding Common Stock of, and the business of, Premenos Corp. All of the business activities described herein are conducted by subsidiaries of Premenos Technology Corp., namely Premenos Corp. (and its wholly-owned subsidiaries, Premenos Europa S.A., Premenos U.K. Ltd. and Premenos S.A.), Premenos Canada Corp. and Prime Factors, Inc.

The Company derives its revenues primarily from the licensing of computer software programs, sales of software support services, consulting and education services. Software license revenues are generated from licensing to end-users and royalties from third-party distributors. Service revenues are generated primarily from software support, consulting and education services. To date, the most significant portion of the Company's software licenses and services revenues have been derived from its EDI/400 product. The Company expects that revenues from EDI/400 will continue to account for a majority of its revenues through 1997. As a result, if product sales, support renewals or pricing levels of EDI/400 were to decline materially, whether as a result of technological change, competition or any other factors, the Company's business, results of operations and financial condition would be adversely affected.

In order to expand its product offerings and address a significant market opportunity, the Company introduced its Templar product in 1995. Templar allows business customers to engage in electronic commerce transactions over the Internet and other TCP/IP networks by facilitating the exchange of secure, digitally-signed electronic documents, including EDI documents. The Company began developing Templar in 1993 and has committed substantial resources to its development.

During 1996, the Company acquired Don Valley Technology Corporation ("Don Valley"), a developer of forms-based electronic commerce software, and Prime Factors, Inc., a developer of encryption software. In May, the Company acquired all of the common stock of Don Valley, a Canadian corporation based in Toronto, Ontario, Canada, for 57,657 shares of newly issued common stock and approximately $1.1 million in cash. In July, the Company acquired Prime Factors, a U.S. corporation based in Eugene, Oregon, for 46,931 shares of newly issued common stock and approximately $3.0 million in cash. Both transactions have been accounted for as purchases. Accordingly, the results of operations of both Don Valley and Prime Factors have been included in the Company's consolidated financial statements from their respective acquisition dates of May 14, 1996 and July 19, 1996.

The Company has experienced significant quarterly fluctuations in revenues and operating results and expects these fluctuations to continue in the future. The Company believes that these fluctuations have been attributable to the budgeting and purchasing practices of its customers, the length of the customer product evaluation process for the Company's products, the timing of customer system conversions and the Company's sales commission practices, which are based partly on quarterly and annual incentives. In addition, in 1996 the Company experienced significant fluctuations in reported operating results relating to acquisition related costs. Future revenues and operating results may fluctuate as a result of these and other factors, including the demand for the Company's products and services, the timing and cost of new product introductions and enhancements, changes in the mix of products and services sold and in the mix of sales by distribution channels, the size and timing of customer orders, changes in pricing policies by the Company or its competitors, timing of any acquisitions and associated costs, competitive conditions in the industry and general domestic and international economic and political conditions.

The Company's revenues and results of operations may also be affected by seasonal factors which may include higher revenues in the Company's fourth fiscal quarter and lower revenues in the other fiscal quarters. Consequently, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

Results of Operations

The following table sets forth the percentage of revenues represented by certain items in the Company's consolidated statements of operations for the periods indicated.

                                               Year Ended December 31,
                                             ------------------------------
                                            1996         1995        1994
                                         ---------     --------    --------

Revenues:
  Software licenses                         64.8%        69.7%       66.5%
  Services                                  35.2         30.3        33.5
    Total revenues                         100.0        100.0       100.0
Cost of revenues:
  Software licenses                         11.7         13.2        11.7
  Services                                  16.1         13.3        13.0
                                           -----        -----       -----
    Total cost of revenues                  27.8         26.5        24.7
                                           -----        -----       -----
Gross margin                                72.2         73.5        75.3
Operating expenses:
  Product development                       26.7         27.6        23.5
  Sales and marketing                       34.7         33.3        29.0
  General and administrative                11.6          8.8         8.5
  Acquisition-related costs                 14.0            -           -
                                           -----        -----       -----
    Total operating expenses                87.0         69.7        61.0
                                           -----        -----       -----
Income (loss) from operations              (14.8)         3.8        14.3
Other income (expense), net                  8.4          2.9        (0.5)
                                           -----        -----       -----
Income (loss) before provision for
  income taxes and minority interest        (6.4)         6.7        13.8
Provision for income taxes                   2.5          0.9         3.2
Minority interest                            0.0         (0.1)        1.5
                                           -----        -----       -----
Net income (loss)                           (8.9)%        5.9%        9.1%
                                           =====        =====       =====

Revenues

Total revenues were $33.5 million, $25.5 million and $20.0 million in 1996, 1995 and 1994, respectively, representing increases of 31% from 1995 to 1996 and 28% from 1994 to 1995. Included in 1994 software licenses and services revenues is a total of $1.7 million related to one major, non-recurring contract. International revenues were $2.9 million, $2.6 million and $1.7 million in 1996, 1995 and 1994, respectively.

Software Licenses. Revenues from license fees and royalties increased to $21.7 million in 1996 from $17.8 million in 1995 and $13.3 million in 1994, representing increases of 22% and 34%, respectively. The increase in 1996 over 1995 was largely due to revenues derived through the Company's network of distributors and increased acceptance of the Company's EDI/Open translator product for open systems, combined with improved revenues from sales of the Company's Templar product and revenues derived from licensing of the Prime Factors' products. The increase in 1995 over 1994 was primarily due to generally increasing market acceptance of EDI technology and the Company's products, along with hardware system upgrades of existing customers.

Services. Revenues from services increased to $11.8 million in 1996 from $7.7 million in 1995 and $6.7 million in 1994, representing increases of 52% and 16%, respectively. Product support, consulting and education services revenues each increased in 1996 over the corresponding prior year levels. The Company's product support revenues continue to constitute the largest portion of services revenues, and grew 47% in 1996 and 34% in 1995. Product support revenues were $9.9 million, $6.7 million and $5.0 million in 1996, 1995 and 1994, respectively, and as a percentage of total Company revenues were 29%, 26% and 25%, respectively. The growth in services revenues reflects the continued increase in the Company's installed base of products under support contracts and increased revenues from education and software integration services.

Cost of Revenues. Cost of revenues were $9.3 million, $6.7 million and $4.9 million, representing 27.8%, 26.5% and 24.7% of revenues in 1996, 1995 and 1994, respectively.

Cost of licenses includes royalties paid to third parties for licensed software incorporated into the Company's products, amortization of capitalized software development costs and costs associated with product packaging, documentation and software duplication. Cost of licenses were $3.9 million, $3.4 million and $2.3 million in 1996, 1995 and 1994, respectively. As a percentage of revenues from licenses, costs of licenses revenues were 18.1%, 18.9% and 17.6% in 1996, 1995 and 1994, respectively. The increase from 1994 to 1995 reflects a broadening of the Company's product offerings and related costs of sublicensing embedded technologies from third parties. The decrease from 1995 to 1996 is primarily due to reduced third party fees resulting from renegotiation of the Company's agreement with IBM.

Cost of services consists primarily of the personnel costs related to providing product support, training and contract services. Cost of services were $5.4 million, $3.4 million and $2.6 million in 1996, 1995 and 1994, respectively. As a percentage of services revenues, costs of services were 45.7%, 43.7% and 38.7% in 1996, 1995 and 1994, respectively. The increased costs in 1996 and 1995 reflect the Company's increasing emphasis on providing software integration and consulting services to its customers.

Product Development. Product development expenditures consist primarily of personnel and equipment costs required to conduct the Company's research and development efforts, including project engineers, product documentation, internal testing and development, standards and quality assurance. Product development expenses, net of capitalized software development costs, were $8.9 million, $7.0 million and $4.7 million in 1996, 1995 and 1994, representing 26.7%, 27.6% and 23.5% of revenues, respectively. The Company capitalized software development costs of $2.7 million, $1.8 million and $1.1 million in 1996, 1995 and 1994, respectively, in accordance with Statement of Financial Accounting Standards No. 86. The increases in the amounts capitalized reflect the fact that the Company incurred greater expenses on products that had reached technological feasibility. The amounts capitalized represented 23%, 20% and 19%, respectively, in 1996, 1995 and 1994, of gross product development expenditures which were $11.6 million, $8.8 million and $5.8 million, respectively. The increase from 1995 to 1996 also reflects continuing development of technologies acquired in connection with the Don Valley Technology Corporation acquisition and the Prime Factors, Inc. acquisition.
The Company believes that research and development expenditures are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of revenues. Product development expense and the capitalization rate may fluctuate from period to period depending in part upon the number and status of software development projects in process.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions of sales and marketing personnel and outside marketing and promotional expenses. Sales and marketing expenses increased to $11.6 million in 1996 from $8.5 million in 1995 and $5.8 million in 1994, and increased to 34.7% of revenues in 1996 from 33.3% in 1995 and 29.0% of revenues in 1994. The Company continues to place significant emphasis on direct sales through building its own sales force. In addition, the Company is continuing to pursue marketing its products through indirect channels, both domestically and internationally, in order to increase market share while reducing distribution costs.

General and Administrative. General and administrative expenses increased to $3.9 million in 1996 from $2.2 million in 1995 and $1.7 million in 1994, representing 11.6%, 8.8% and 8.5% of revenues, respectively, in 1996, 1995 and 1994. These increases are due primarily to increases in personnel and infrastructure in support of the Company's revenue growth and, in 1996, requirements related to being a publicly traded company and increased mergers and acquisitions activity.

Acquisition-Related Costs. During 1996, approximately $4.5 million of in-process product development was expensed in connection with the Company's acquisitions of Don Valley and Prime Factors.

Also during 1996, the Company granted options to acquire 9,006 shares of Premenos Technology Corp. common stock in exchange for options to acquire 6,848 shares of Premenos Corp. common stock and issued 920 shares of Premenos Technology Corp. common stock in exchange for 700 shares of Premenos Corp. common stock held by minority shareholders. These transactions resulted in a charge of $232,000 in 1996.

Other Income (Expense), Net. Other income (expense) consists of interest income, interest expense and other non-operating expenses. Net other income was $2.8 million in 1996 and $732,000 in 1995 due to interest earned on the proceeds from the Company's initial public offering of stock in September 1995, while net other expense was $102,000 in 1994. Net other income as a percentage of revenues in 1996 and 1995 was 8.4% and 2.9%, respectively, while net other expense as a percentage of revenues was 0.5% in 1994.

Provision for Income Taxes. The Company's provision for income taxes in 1996, 1995 and 1994 were $850,000, $238,000 and $645,000, respectively. These represent effective income tax rates of 33% (excluding the non-deductible acquisition-related costs), 14% and 23%, respectively, in 1996, 1995 and 1994. The Company realized tax benefits of approximately $2.9 million and $557,000 as a result of employee stock option exercises during 1996 and 1995, respectively. These tax benefits were credited directly to stockholders' equity and, accordingly, were not reflected in the income tax provisions. The Company's tax rate has been affected each year by the utilization of research and experimentation credits and, in 1995 and 1994, by changes in the valuation allowance provided against the Company's deferred tax assets.

Minority Interest. Minority interest of $4,000, $(20,000) and $310,000 in 1996, 1995 and 1994, respectively, represents the minority stockholders' proportionate share of net income (loss) of Premenos Corp.

Net Income (Loss) Net income (loss) for 1996, 1995 and 1994 were $(3.0) million, $1.5 million and $1.8 million, respectively. Excluding the acquisition-related costs, net income for 1996 was $1.7 million, or 5.1% of total revenues.

Quarterly Results of Operations

The Company's quarterly results have historically been subject to fluctuations and, as a result, the operating results for any quarter are not necessarily indicative of results for any future period. Operating income has fluctuated significantly from quarter to quarter as the result of quarterly revenue fluctuations and one-time costs relating to acquisitions.

The following tables present the Company's quarterly operating results for 1996 and 1995. The information for each of these quarters has been prepared on the same basis as the audited consolidated financial statements appearing in Item 8 of this Form 10-K. In the opinion of management all necessary adjustments (consisting only of normal recurring adjustments) have been included to present fairly the unaudited quarterly results when read in conjunction with the audited consolidated financial statements.



                                          Three Month Period Ended
---------------------------------------------------------------------------------------
                         Dec 31  Sep 30  Jun 30  Mar 31  Dec 31  Sep 30  Jun 30  Mar 31
                          1996    1996    1996    1996    1995    1995    1995    1995
                                    ( in thousands, except per share data )
Statement of Operations Data:
Revenues:
  Software licenses      $7,585  $4,986  $5,179  $3,924  $6,498  $4,606  $4,107  $2,572
  Services                3,304   3,033   2,830   2,630   2,187   1,903   1,830   1,816
                         ------  ------  ------  ------  ------  ------  ------  ------
    Total revenues       10,889   8,019   8,009   6,554   8,685   6,509   5,937   4,388
                         ------  ------  ------  ------  ------  ------  ------  ------
Cost of revenues:
  Software licenses       1,426   1,029     754     707   1,081     851     793     636
  Services                1,641   1,385   1,210   1,150     929     902     817     734
                         ------  ------  ------  ------  ------  ------  ------  ------
    Total cost of
      revenues            3,067   2,414   1,964   1,857   2,010   1,753   1,610   1,370
                         ------  ------  ------  ------  ------  ------  ------  ------
Gross margin              7,822   5,605   6,045   4,697   6,675   4,756   4,327   3,018
                         ------  ------  ------  ------  ------  ------  ------  ------
Operating expenses:
  Product development     2,889   2,193   2,046   1,797   2,119   1,866   1,644   1,420
  Sales and marketing     3,804   2,767   2,705   2,349   2,497   2,236   2,023   1,739
  General and
     administrative       1,198     922     914     846     847     449     555     398
  Acquisition-related
     costs                    -   2,484   2,216       -       -       -       -       -
                         ------  ------  ------  ------  ------  ------  ------  ------
    Total operating
      expenses            7,891   8,366   7,881   4,992   5,463   4,551   4,222   3,557
                         ------  ------  ------  ------  ------  ------  ------  ------
Income (loss)
   from operations          (69) (2,761) (1,836)   (295)  1,212     205     105    (539)

Other income (expense),
   net                      678     670     714     757     794      (1)    (26)    (35)
                         ------  ------  ------  ------  ------  ------  ------  ------

Income (loss) before
   provision (credit)
   for income taxes
   and minority interest    609  (2,091) (1,122)    462   2,006     204      79    (574)
Provision (credit) for
   income taxes              70     139     456     185     512      60    (102)   (232)
Minority interest             3       2       1      (2)      2       1      27     (50)
                         ------  ------  ------  ------  ------  ------  ------  ------
Net income (loss)          $536 $(2,232)$(1,579)   $279  $1,492    $143    $154   $(292)
                         ======  ======  ======  ======  ======  ======  ======  ======
Net income (loss)
   per share              $0.05  $(0.20) ($0.15)  $0.02   $0.13   $0.02   $0.02  $(0.05)
                         ======  ======  ======  ======  ======  ======  ======  ======

                                        Three Month Period Ended
---------------------------------------------------------------------------------------
                         Dec 31  Sep 30  Jun 30  Mar 31  Dec 31  Sep 30  Jun 30  Mar 31
                          1996    1996    1996    1996    1995    1995    1995    1995
                                    ( in thousands, except per share data )
Percentage of Revenues:
Revenues:
  Software licenses       69.7%   62.2%   64.7%   59.9%    74.8%   70.8%   69.2%   58.6%
  Services                30.3    37.8    35.3    40.1     25.2    29.2    30.8    41.4
                         -----   -----   -----   -----    -----   -----   -----   -----
Total revenues           100.0   100.0   100.0   100.0    100.0   100.0   100.0   100.0
                         -----   -----   -----   -----    -----   -----   -----   -----
Cost of revenues:
  Software licenses       13.1    12.8     9.4    10.8     12.4    13.1    13.3    14.5
  Services                15.1    17.3    15.1    17.5     10.7    13.8    13.8    16.7
                         -----   -----   -----   -----    -----   -----   -----   -----
Total cost of revenues    28.2    30.1    24.5    28.3     23.1    26.9    27.1    31.2
                         -----   -----   -----   -----    -----   -----   -----   -----
Gross margin              71.8    69.9    75.5    71.7     76.9    73.1    72.9    68.8
                         -----   -----   -----   -----    -----   -----   -----   -----
Operating expenses:
  Product development     26.5    27.3    25.5    27.5     24.4    28.7    27.7    32.4
  Sales and marketing     34.9    34.5    33.8    35.8     28.7    34.4    34.1    39.6
  General and
    administrative        11.0    11.5    11.4    12.9      9.8     6.9     9.3     9.1
  Acquisition-related
    costs                    -    31.0    27.7       -        -       -       -       -
                         -----   -----   -----   -----    -----   -----   -----   -----
Total operating expenses  72.4   104.3    98.4    76.2     52.9    70.0    71.1    81.1
                         -----   -----   -----   -----    -----   -----   -----   -----
Income (loss) from
   operations             (0.6)  (34.4)  (22.9)   (4.5)    14.0     3.1     1.8   (12.3)
Other income (expense),
   net                     6.2     8.3     8.9    11.6      9.1    (0.0)   (0.4)   (0.8)
                         -----   -----   -----   -----    -----   -----   -----   -----
Income (loss) before
   provision (credit)
   for income taxes
   and minority interest   5.6   (26.1)  (14.0)    7.1     23.1     3.1     1.4   (13.1)
Provision (credit)
   for income taxes        0.6     1.7     5.7     2.8      5.9     0.9    (1.7)   (5.3)
Minority interest          0.0     0.0     0.0    (0.0)     0.0     0.0     0.5    (1.1)
                         -----   -----   -----   -----    -----   -----   -----   -----
Net income (loss)          5.0%  (27.8)% (19.7)%   4.3%    17.2%    2.2%    2.6%   (6.7)%
                         =====   =====   =====   =====    =====   =====   =====   =====



The Company does not typically carry a material backlog of unfilled orders as software products are generally shipped within a short period after receipt of the order. Quarterly revenues and operating results therefore depend primarily on the volume, value and timing of orders received during the quarter, which are difficult to forecast. The Company has often recognized a substantial portion of its license revenues in the last month of each quarter. In addition, the fourth quarter has historically been stronger for sales than the other quarters, in part because of customer purchasing patterns, and in part because of the Company's sales practices and incentive structure. Because a substantial portion of the Company's revenues may not be generated until the end of each quarter, the Company may not be able to reduce spending in response to sales shortfalls or delays. A significant portion of the Company's operating expenses is relatively fixed, since personnel levels and other expenses are based upon anticipated revenues. These and other factors can cause significant variations in operating results from quarter to quarter. The Company believes that quarter to quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Liquidity and Capital Resources

At December 31, 1996, the Company had working capital in excess of $57 million. Cash and short-term investments totaled $56.5 million, representing approximately 67% of total assets. In September 1995, the Company completed its initial public offering of stock whereby it sold 3,645,000 shares of its common stock at a price per share of $18. The Company received net proceeds of approximately $59.7 million.

Cash flows from operating activities were $3.8 million, $3.6 million and $4.6 million during 1996, 1995 and 1994, respectively. For 1996, the Company's net loss and changes in operating assets and liabilities was more than offset by noncash charges (acquisition-related charges, depreciation and amortization and deferred income tax expense). For 1995 and 1994, cash provided by operating activities resulted primarily from net income, depreciation and amortization, and changes in operating assets and liabilities.

Cash provided by investing activities was $10.2 million in 1996, and cash used in investing activities was $54.7 million in 1995 and $1.9 million in 1994. In 1996, cash was provided through sales of short-term investments. Uses of cash consisted primarily of acquisition of subsidiaries in 1996, net purchases of short-term investments in 1996 and 1995, and software development costs and purchases of property and equipment in all years presented.

Cash provided by financing activities was $1.1 million in 1996, $59.4 million in 1995, and $3,000 in 1994. Cash from financing activities resulted primarily from exercise of options and employee stock purchase plan stock issuances in 1996, receipt of proceeds from the initial public offering of common stock in 1995 and bank borrowings in 1994. Cash used in financing activities for all years presented related to capital lease and debt payments.

The Company's principal commitments consist of leases on its office facilities and obligations under its bank credit facility and capital leases. The Company currently has no material commitments for capital expenditures. In March 1997, the Company's Board of Directors approved the repurchase of up to one million shares of the Company's common stock on the open market from time to time. The Company has not repurchased any shares to date under this program.

The Company believes that its current cash and short-term investments and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements through the foreseeable future.

Forward Looking Statements

This report and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, the "Filings") contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company's management, as well as estimates and assumptions made by the Company's management.

When used in Filings, the words "anticipate," "believe," "estimate," "expect," "future," "intend," "plan" and similar expressions, as they relate to the Company or the Company's management, identify forward-looking statements.
Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties and assumptions relating to the Company's operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the industries which constitute the customers of the Company, the costs of product development and other risks and uncertainties, including, in addition to any uncertainties specifically identified in the text surrounding such statements, uncertainties with respect to uneven patterns of quarterly operating results, management of growth, the competitive environment, hiring and retention of employees, pricing, shifting popularity of operating systems, new product introductions, relative product profitability, alternate distribution channels, uncertainty of emerging markets, risks associated with potential future acquisitions, enforcement of intellectual property rights, possible volatility of the stock price and general industry growth and economic conditions. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS

Index to Consolidated Financial Statements                                Page

Consolidated Financial Statements:
Report of Independent Accountants                                          25
Consolidated Balance Sheets at December 31, 1996 and 1995                  26
Consolidated Statements of Operations for the years ended
  December 31, 1996, 1995 and 1994                                         27
Consolidated Statements of Stockholders' Equity for the years
  ended December 31, 1996, 1995 and 1994                                   28
Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994                                         29
Notes to Consolidated Financial Statements                                 30
Financial Statement Schedule:
Schedule II.  Valuation and Qualifying Accounts                            44


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                     REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Premenos Technology Corp.:

We have audited the consolidated financial statements and the financial statement schedule of Premenos Technology Corp. and subsidiaries (the Company) listed in the index on page 24 of this Form 10-K. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Premenos Technology Corp. and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule, referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.






San Francisco, California
January 31, 1997, except for Paragraph 3 of Note 16
  as to which the date is March 16, 1997


                 PREMENOS TECHNOLOGY CORP. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                  ( In thousands, except share data )

                                                         December 31,
                                                   ------------------------
                                                      1996            1995
                                                   -------          -------
                                    ASSETS
Current assets:
  Cash and cash equivalents                         $26,638         $11,495
  Short-term investments                             29,844          51,722
  Trade accounts receivable, net
     of allowances of $348 and $404
     in 1996 and 1995, respectively                   9,440           7,182
  Income taxes recoverable                              551              80
  Prepaid expenses and other assets                     959             735
  Restricted cash                                         -              50
  Deferred income taxes                               2,516           1,376
                                                    -------         -------
    Total current assets                             69,948          72,640

Property and equipment, net                           6,700           3,526
Capitalized software development costs, net           6,037           3,054
Deposits and other long-term assets                   1,005             243
                                                    -------         -------
    Total assets                                    $83,690         $79,463
                                                    =======         =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities          $ 4,747         $ 4,698
  Deferred revenue                                    7,017           5,658
  Current portion of long-term debt                     597             681
                                                    -------         -------
    Total current liabilities                        12,361          11,037

Long-term debt                                          240             769
Deferred revenue                                        385             634
Deferred income taxes                                 1,406           1,319
                                                    -------         -------
    Total liabilities                                14,392          13,759
                                                    -------         -------

Minority interest in consolidated subsidiary             22              18
                                                    -------         -------

Commitments (Note 8)

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000
    shares authorized; none issued and outstanding        -               -
  Common stock, $.01 par value; 25,000,000 shares
    authorized; 11,512,886 and 10,541,949 shares
    issued and outstanding for1996 and
    1995, respectively                                  115             106
  Additional paid-in capital                         68,441          62,006
  Deferred compensation                                   -            (137)
  Retained earnings                                     720           3,711
                                                    -------         -------
    Total stockholders' equity                       69,276          65,686
                                                    -------         -------

    Total liabilities and stockholders' equity      $83,690         $79,463
                                                    =======         =======


The accompanying notes are an integral part of these consolidated financial statements.

                  PREMENOS TECHNOLOGY CORP. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   ( In thousands, except per share data )


                                                     Year Ended December 31,
                                                    -------------------------
                                                     1996      1995      1994
                                                    -------  -------  -------
Revenues:
  Software licenses                                 $21,674  $17,783  $13,311
  Services                                           11,797    7,736    6,694
                                                    -------  -------  -------
    Total revenues                                   33,471   25,519   20,005
                                                    -------  -------  -------

Cost of revenues:
  Software licenses                                   3,916    3,361    2,340
  Services                                            5,386    3,382    2,592
                                                    -------  -------  -------
    Total cost of revenues                            9,302    6,743    4,932
                                                    -------  -------  -------

Gross margin                                         24,169   18,776   15,073
                                                    -------  -------  -------

Operating expenses
  Product development                                 8,925    7,049    4,702
  Sales and marketing                                11,625    8,495    5,804
  General and administrative                          3,880    2,249    1,695
  Acquisition-related costs                           4,700        -        -
                                                    -------  -------  -------
    Total operating expenses                         29,130   17,793   12,201
                                                    -------  -------  -------

      Income (loss) from operations                  (4,961)     983    2,872

Interest income                                       2,979      898       29
Interest expense                                       (148)    (166)    (131)
Other                                                   (12)       -        -
                                                    -------  -------  -------
    Income (loss) before provision for income taxes
       and minority interest                         (2,142)   1,715    2,770

Provision for income taxes                              850      238      645
Minority interest                                         4      (20)     310
                                                    -------  -------  -------

      Net income (loss)                             $(2,996) $ 1,497  $ 1,815
                                                    =======  =======  =======

Net income (loss) per share                         $ (0.27) $  0.16  $  0.28
                                                    =======  =======  =======

The accompanying notes are an integral part of these consolidated financial statements.

                    PREMENOS TECHNOLOGY CORP. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       ( In thousands, except share data )


                                                Additional                        Total
                                Common Stock     Paid-In   Deferred  Retained Stockholders
                              Shares    Amount   Capital     Comp    Earnings    Equity


Balance at
  January 1, 1994           5,851,749   $   59   $ 1,132   $  (177)  $   399     $  1,413
Amortization of deferred
  compensation related
  to subsidiary stock
  options issued                    -        -         -        90         -           90
Net income                          -        -         -         -         -            -
                            ---------   ------   -------   -------   -------      -------
Balance at
   December 31, 1994        5,851,749       59     1,132       (87)    2,214        3,318
Issuance of subsidiary
  stock options at
  below fair value                  -        -       175         -         -          175
Deferred compensation
  related to stock options          -        -         -      (175)        -         (175)
Issuance of common stock
  in exchange for
  subsidiary stock            967,564       10       444         -         -          454
Exercise of stock options      77,636        1        24         -         -           25
Issuance of common stock
  in public offering, net   3,645,000       36    59,674         -         -       59,710
Tax benefits from
  stock plans                       -        -       557         -         -          557
Amortization of deferred
  compensation related to
  subsidiary stock
  options issued                    -        -         -       125         -          125
Net income                          -        -         -         -     1,497        1,497
                            ---------   ------   -------   -------   -------      -------
Balance at
  December 31, 1995        10,541,949      106    62,006      (137)    3,711       65,686
Cancellation of
  stock options                     -        -       (97)       97         -            -
Exercise of stock
  options and warrants        820,671        8       958         -         -          966
Sale of common stock
  under the employee
  stock purchase plan          44,758        -       684         -         -          684
Issuance of common stock
  and stock options in
  exchange for subsidiary
  stock and stock options         920        -       187         -         -          187
Common stock issued in
  connection with
  acquisitions                104,588        1     1,849         -         -        1,850
Tax benefits from
  stock plans                       -        -     2,854         -         -        2,854
Amortization of deferred
  compensation related to
  subsidiary stock
  options issued                   -         -         -        40         -           40
Foreign currency
  translation adjustment           -         -         -         -         5            5
Net loss                           -         -         -         -    (2,996)      (2,996)
                          ----------    ------   -------   -------   -------      -------
Balance at
  December 31, 1996       11,512,886   $   115   $68,441   $     -   $   720      $69,276
                          ==========   =======   =======   =======   =======      =======

The accompanying notes are an integral part of these consolidated financial statements.

                   PREMENOS TECHNOLOGY CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ( In thousands )

                                                       Year Ended December 31,
                                                      1996      1995      1994
                                                     ------    ------    ------
Cash flows from operating activities:
  Net income (loss)                                $(2,996)   $1,497   $1,815
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation and amortization                   3,258     1,636    1,000
     Charge for purchased in-process
        product development and
        acquisition-related charges                  4,655         -        -
     Amortization of discounts on investments         (723)     (709)       -
     Noncash compensation charges                       40       125       90
     Minority interest and other                        16       (20)     310
     Write-down of capitalized software
        development costs                                -        72        -
     Loss on sale of property and equipment              -        40        -
     Deferred income tax expense (benefit)           1,218      (198)     141
     Changes in assets and liabilities,
       net of business acquisitions:
        Increase in trade accounts receivable, net  (1,746)   (2,352)  (1,118)
        Increase (decrease) in income taxes
         recoverable and payable                      (471)      (14)     492
       Increase in prepaid expenses and other assets  (212)     (340)    (172)
       Increase in deposits and other
         long-term assets                              (28)     (105)    (102)
       Increase (decrease) in accounts payable
         and accrued liabilities                       (28)    1,835      883
       Increase in deferred revenue                    866     2,168    1,262
                                                   -------   -------  -------
        Net cash provided by operating activities    3,849     3,635    4,601
                                                   -------   -------  -------

Cash flows from investing activities:
  Purchase of short-term investments               (29,254)  (51,013)       -
  Proceeds from maturities of cash investments      51,855         -        -
  Business acquisitions, net of cash acquired       (4,787)        -        -
  Capitalized software development costs            (2,712)   (1,765)  (1,125)
  Purchases of property and equipment               (4,895)   (1,934)    (803)
  Proceeds from disposal of property
     and equipment                                       -        14        -
                                                    ------   -------   ------
       Net cash provided by (used in)
         investing activities                       10,207   (54,698)  (1,928)
                                                   -------   -------  -------

Cash flows from financing activities:
  Principal payments on long-term debt                (613)     (624)    (488)
  Proceeds from bank borrowings                          -       200      485
  Decrease in restricted cash                           50        80        -
  Proceeds from initial public offering of stock, net    -    59,710        -
  Proceeds from exercise of options                    966        25        6
  Proceeds from sale of common stock
     under employee stock purchase plan                684         -        -
                                                   -------   -------  -------
       Net cash provided by financing activities     1,087    59,391        3
                                                   -------   -------  -------
  Increase in cash and cash equivalents             15,143     8,328    2,676
Cash and cash equivalents, beginning of period      11,495     3,167      491
                                                   -------   -------  -------
Cash and cash equivalents, end of period           $26,638   $11,495  $ 3,167

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
     Interest                                      $   147   $   171  $   131
                                                   =======   =======  =======
     Income taxes                                  $   152   $   540  $     3
                                                   =======   =======  =======
Supplemental Schedule of Noncash Investing
 and Financing Activities:
     Capital lease obligations for equipment       $     -   $   631  $   355
                                                    =======   =======  =======
     Conversion of minority interest to equity     $     -   $   454  $     -
                                                    =======   =======  =======
     Acquisition of subsidiaries in exchange
       for stock and assumption of liabilities     $ 1,850   $     -  $     -
                                                    =======   =======  =======

The accompanying notes are an integral part of these consolidated financial statements.

                PREMENOS TECHNOLOGY CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation and Summary of Significant Accounting Policies

Premenos Technology Corp. and its subsidiaries (collectively, the Company) develop and market electronic commerce software products that facilitate the exchange and processing of commercial information and transaction documents, electronically. The Company also offers consulting, education and support services in support of its customers' use of its software products.

Premenos Technology Corp. was organized in 1995 for the purpose of effecting a reorganization to consolidate the stockholdings of the Company into one entity. This was effected by an exchange of shares of Premenos Technology Corp. common stock and stock options for shares of common stock and stock options of its subsidiaries.

Basis of Presentation
The consolidated financial statements of the Company include the accounts of Premenos Technology Corp. and its direct and indirect subsidiaries. All significant intercompany balances and transactions between the companies have been eliminated.

The Company operates in one industry segment (the development and marketing of computer software and related services) and markets its products and services to customers in a broad range of industries, principally through a direct sales force domestically, and through distributors internationally.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Revenue Recognition
Software Licenses
Revenues in this category consist of (i) fees from licenses of the Company's software products and (ii) royalty fees from distributors of the Company's software products. License revenue is recognized when an agreement has been signed, the product has been shipped and there are no other significant remaining obligations. Software royalties are recognized as reported. The Company accrues sales returns and other allowances at the time of shipment.

Services
Service revenue consists primarily of product support, consulting and education services. Product support agreements generally require the company to provide technical support and updates of software products as they are released. Product support revenue is recognized ratably over the contract period, generally one year. Consulting and education services revenues are recognized as the related services are performed. Deferred revenue results from services billings for which revenue has not been recognized.

Cash, Cash Equivalents and Short-Term Investments
Cash, cash equivalents and short-term investments are stated at cost, which approximates fair value, and consist primarily of money market funds and U.S. Treasury bills. The Company includes in cash and cash equivalents all short-term, highly liquid investments which mature within three months of their purchase date. Investments maturing between three and twelve months from date of purchase are classified as short-term investments.

Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. As of December 31, 1996, debt securities were classified as held-to-maturity as the Company intended to hold, and had the ability to hold, these securities to maturity. Held-to-maturity securities are stated at amortized cost, which approximates fair market value.

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and other short-term obligations of the U.S. Government. The Company has placed its temporary cash investments primarily with one financial institution.

                PREMENOS TECHNOLOGY CORP. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Property and Equipment
Property and equipment is stated at historical cost and depreciated using the straight-line method over the estimated useful lives of the related assets over periods varying from three to seven years. Leasehold improvements are amortized over the lesser of the lease term or the estimated useful lives of the improvements. Normal maintenance and repairs are charged to operations as incurred. When assets are sold or retired, the cost and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in operations.

Capitalized Software Development Costs
The Company capitalizes certain costs for software products developed internally in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Costs incurred in the design phase of software development, such as development of product specifications and system design for products and product updates, prior to establishing technological feasibility, are expensed as product development in the period incurred. Once the point of technological feasibility is reached, direct and indirect programming and testing costs are capitalized and amortized ratably as the related license revenue is recognized, but not less than the straight-line basis over three years. The Company evaluates the estimated net realizable value of each software product at each balance sheet date and records writedowns to net realizable value for any products for which the net book value is in excess of net realizable value.

Income Taxes
Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). Under SFAS No. 109, deferred income tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates in effect for the years in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense is the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Minority Interest in Consolidated Subsidiary
Minority interest in consolidated subsidiary represents the minority stockholders' proportionate share of the equity of Premenos Corp. As of December 31, 1996, Premenos Technology owned approximately 99.5% of Premenos Corp.

                 PREMENOS TECHNOLOGY CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Net Income (Loss) Per Common Share
Net income (loss) per common share is computed based upon the weighted average number of common shares outstanding and dilutive common stock equivalents (options and warrants), using the treasury stock method. In 1995 and 1994, the weighted average number of common shares outstanding is adjusted for the 1995 stock dividend. Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued during the 12 month period prior to the initial filing date of the initial public offering have been included in the calculation as if they were outstanding for all periods presented using the treasury stock method. Accordingly, for purposes of determining net income per common share for 1995 and 1994, net income has been adjusted to eliminate minority interest related to the minority shares exchanged. Adjusted net income (loss) and the weighted average number of common and common stock equivalents used in the determination of net income
(loss) per share are:


                                                  Year Ended December 31,
                                              1996        1995        1994
                                           ----------   ---------   ---------
Adjusted net income (loss) (in thousands)  $   (2,996)  $   1,478   $   2,125
                                           ==========   =========   =========
Shares                                     10,937,016   8,982,811   7,515,592
                                           ==========   =========   =========

There is no difference between primary and fully diluted net income per common share.

Initial Public Offering
On September 20, 1995, the Company completed an initial public offering of its common stock at a price per share of $18 and received net proceeds of approximately $59.7 million.

Recently Issued Accounting Pronouncements
In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (FAS 128) was issued and is effective for the Company's year ending December 31, 1997 financial statements. The Company expects that the implementation of FAS 128 should not have a material effect on the earnings per share calculation.

Reclassifications
Certain reclassifications have been made to the financial statements to conform to the current period presentation with no effect on net income as previously reported.

2.  Acquisitions

In May 1996, the company acquired all the common stock of Don Valley Technology Corporation ("Don Valley"), a developer of electronic commerce business-to-business software products. The Company issued 57,657 shares of common stock and approximately $1.1 million in cash in a transaction accounted for as a purchase. Accordingly, the results of operations of Don Valley have been included in the Company's financial statements from the acquisition date and the fair market values of the acquired assets and liabilities were included in the Company's financial statements as of the acquisition date. The purchase price of $2.5 million was allocated based on the relative fair values of the assets acquired. Approximately $2.0 million of the purchase price was allocated to in-process product development. This amount was determined through known valuation techniques in the high-technology software industry and was immediately expensed in the period of acquisition because technological feasibility had not been established and no alternative commercial use had been identified. Additionally, $750,000 was allocated to capitalized software costs and goodwill which are being amortized on a straight-line basis over three and five-year periods, respectively. Proforma information is not presented, because the results of Don Valley's operations are not material to the Company's historical results.

                PREMENOS TECHNOLOGY CORP. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Acquisitions (Continued)

In July 1996, the Company acquired all the common stock of Prime Factors, Inc. ("Prime Factors"), a software developer and reseller of financial systems encryption software products. The Company issued 46,931 shares of common stock and approximately $3.0 million in cash in a transaction accounted for as a purchase. Accordingly, the results of operations of Prime Factors have been included in the Company's financial statements from the acquisition date and the fair market values of the acquired assets and liabilities were included in the Company's financial statements as of the acquisition date. The purchase price of $4.1 million was allocated based on the relative fair values of the assets acquired. Approximately $2.5 million of the purchase price was allocated to in-process product development. This amount was determined through known valuation techniques in the high-technology software industry and was immediately expensed in the period of acquisition because technological feasibility had not been established and no alternative commercial use had been identified. Additionally, $1.6 million was allocated to capitalized software costs and goodwill which are being amortized on a straight-line basis over four
and six-year periods, respectively.   Proforma information is not presented,
because the results of Prime Factors' operations are not material to the Company's historical results.

In November 1996, the Company entered into a purchase agreement to acquire 20% of the common stock of Trailblazer Systems, Inc. ("Trailblazer"), a developer of communications and other software for $25,000 in cash. The Company is also obligated to pay an additional $375,000 upon the achievement of three agreed-upon technical milestones by Trailblazer. This transaction has been accounted for using the equity method of accounting for investments in common stock. In January 1997, the Company paid $125,000 to Trailblazer upon its acceptance of the first milestone. The remaining balance is expected to be paid during fiscal 1997. In addition, the Company entered into a $100,000 secured promissory note. Pursuant to the terms of the promissory note, Trailblazer agrees to repay the principal portion of the note in November 1999, and the related accrued interest at 6% per annum on a quarterly basis. The Company is unable to determine the fair value of this note due to the early development stage of Trailblazer.

3.  Trade Accounts Receivable

The components of trade accounts receivable are as follows (in thousands):

                                                          December 31,
                                                      1996             1995
                                                    -------          -------
Customer trade receivables                          $ 7,895          $ 5,201
Royalties receivable                                  1,337            1,845
Prebilled maintenance                                   556              540
                                                    -------          -------
                                                      9,788            7,586
Allowance for doubtful accounts                        (348)            (404)
                                                    -------          -------
  Trade accounts receivable, net                    $ 9,440          $ 7,182
                                                    =======          =======

Maintenance contract renewals (prebilled maintenance) are billed one month in advance of the start of the renewal period. These billings are reflected as trade accounts receivable and deferred revenue in the consolidated balance sheets.

The Company licenses software and performs services for its customers on credit. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains an allowance for potential credit losses.

                    PREMENOS TECHNOLOGY CORP. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.  Property and Equipment

Property and equipment consist of the following (in thousands):

                                                           December 31,
                                                      1996           1995
                                                     -------        -------
Leasehold improvements                              $   619        $   370
Equipment and fixtures                                9,792          4,827
Equipment and fixtures under capital leases           1,052          1,179
                                                    -------        -------
                                                     11,463          6,376
Accumulated depreciation and amortization            (4,763)        (2,850)
                                                    -------        -------
Property and equipment, net                         $ 6,700        $ 3,526
                                                    =======        =======

Depreciation and amortization expense of property and equipment at December 31, 1996, 1995 and 1994 was $1,803,000, $862,000 and $569,000, respectively. At
December 31, 1996 and 1995, accumulated amortization on equipment and fixtures under capital leases was approximately $595,000 and $419,000, respectively.

5.  Capitalized Software Development Costs

Net capitalized software development costs are as follows (in thousands):

                                                           December 31,
                                                      1996           1995
                                                     -------        -------
Capitalized software development costs               $ 7,313        $ 4,600
Purchased technology                                   1,662              -
Accumulated amortization                              (2,938)        (1,546)
                                                     -------        -------
Capitalized software development costs, net          $ 6,037        $ 3,054
                                                     =======        =======

Amortization of capitalized software development costs totaled $1,392,000, $774,000 and $431,000, for the years ended December 31, 1996, 1995 and 1994, respectively.

6.  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consist of the following (in thousands):

                                                           December 31,
                                                      1996           1995
                                                     -------        -------
Trade accounts payable                               $ 1,421        $ 1,483
Accrued third party fees                                 523            606
Accrued compensation and related withholdings          1,738          2,067
Accrued sales tax                                        487             43
Other accrued liabilities                                578            499
                                                     -------        -------
                                                     $ 4,747        $ 4,698
                                                     =======        =======

                 PREMENOS TECHNOLOGY CORP. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Long-Term Debt

Long-term debt consists of (in thousands):

                                                           December 31,
                                                      1996           1995
                                                     -------        -------
Term facilities                                      $   377        $   658
Capital lease obligations                                460            792
                                                     -------        -------
                                                         837          1,450
Current maturities                                      (597)          (681)
                                                     -------        -------
Long-term debt                                       $   240        $   769
                                                     =======        =======

In 1993, the Company entered into a Business Loan Agreement (Agreement) with a bank. This Agreement, as amended, is comprised of term loan facilities (Term Facilities). Any amounts outstanding under the Agreement are collateralized by substantially all of the assets of the Company. The Agreement contains certain standard covenants. The Company is also required to use the bank as its primary depository.

At December 31, 1996, the total amount outstanding under the Term Facilities was $377,000. The Term Facilities bear annual interest at the bank's reference rate plus 1.5%-2% (9.75% - 10.25% at December 31, 1996) and are generally repayable in monthly installments over two to three-year periods.

Principal maturities of the Term Facilities at December 31, 1996 are as follows (in thousands):

Year ending December 31:
    1997                                                         $    277
    1998                                                              100
                                                                 --------
Total principal amounts due                                           377
Current maturities                                                   (277)
                                                                 --------
Long-term debt                                                   $    100
                                                                 ========

The carrying amounts of the term facilities approximate fair value due to the variable nature of the interest rate.

8.  Commitments

The Company has entered into noncancelable operating leases for office space which expire in 1998, subject to renewal options. These leases provide that the Company is responsible for certain tax, insurance and maintenance costs in excess of the base year costs. The Company also leases equipment and fixtures under capital and operating leases. Substantially all of the capital leases are collateralized by the equipment associated with the leases. At December 31, 1996, the Company is obligated under these agreements to make the following lease payments (in thousands):

                                                   Operating         Capital
                                                    Leases           Leases
                                                    -------          -------
Year ending December 31:
    1997                                            $ 1,187          $   364
    1998                                                548              150
    1999                                                 98                -
    2000                                                 34                -
                                                    -------          -------
Total minimum lease payments                        $ 1,867              514
                                                    =======
Less amount representing interest                                        (54)
                                                                     -------
Present value of net minimum lease payments                              460
Less current portion of capital lease obligations                       (320)
                                                                     -------
Long-term portion of capital lease obligations                       $   140
                                                                     =======

Rental expense under all operating leases for the years ended December 31, 1996, 1995 and 1994, was approximately $1,225,000, $686,000 and $439,000, respectively.

                  PREMENOS TECHNOLOGY CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.  Stockholders' Equity

Capital Stock
The authorized capital stock of the Company consists of 25,000,000 shares of common stock, par value $.01, and 1,000,000 shares of preferred stock, par value $.01. The Company has the authority to issue preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions before issuance of these shares.

Warrants
In connection with the formation of the Company's subsidiary, Premenos Corp., warrants to purchase shares of Premenos Corp. Class B common stock were issued to a director of Premenos Corp. In 1995, these warrants were exchanged for warrants with similar terms to purchase 46,025 shares of Premenos Technology Corp. common stock. Warrants totaling 39,450 remain outstanding and exercisable at $3.80 per share at any time through December 31, 1999, and are subject to certain antidilution provisions.

10.  Stock Plans

1995 Employee Stock Purchase Plan
In August 1995, the Company established an Employee Stock Purchase Plan (the
ESPP) to provide employees of the Company with an opportunity to purchase common stock through payroll deductions. Under the ESPP 600,000 shares of common stock were reserved for issuance subject to certain antidilution adjustments. At December 31, 1996, approximately 555,000 shares were available for issuance and approximately $272,000 had been withheld from employees for future purchases under this plan.

1995 Incentive Stock Program
The Company's 1995 Incentive Stock Program (the Incentive Program), was adopted in July 1995. A total of 2,630,000 shares of the Company's common stock were reserved for issuance under the Incentive Program. Grants under the Incentive Program may be in the form of incentive stock options, non-qualified stock options, stock appreciation rights or restricted stock grants. The exercise price for an option granted under the Incentive Program shall generally be equal to the fair market value of the common stock at the time such option is granted, except that the exercise price for options granted to a holder of more than 10% of the voting power of the Company shall equal at least 110% of the fair market value. At December 31, 1996, approximately 445,000 options were available for grant pursuant to the Incentive Program.

Premenos Corp. Incentive Program
Prior to the 1995 Incentive Stock Program, officers, directors, and employees of the Company's subsidiary, Premenos Corp., were granted options to purchase shares of Premenos Corp. Class B common stock pursuant to the Premenos Corp. Incentive Program (Program). Stock options granted under this Program became exercisable over time (generally over four years) or as specific performance goals are met.

                PREMENOS TECHNOLOGY CORP. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Stock Plans (continued)

A summary of the activity under the incentive programs is set forth below:

                                                                         Weighted
                                                 Price                   Average
                                                  Per         Aggregate  Exercise
                                     Shares      Share          Price     Price
                                   ---------   ----------    ----------   ------

Outstanding at December 31, 1993   1,073,696  $ 1.14-1.52    $1,428,016   $ 1.33
Granted                              268,918    1.52-2.09       454,305     1.69
Exercised                             (4,109)        1.52        (6,246)    1.52
Terminated                           (61,727)   1.14-1.52       (82,097)    1.33
                                   ----------  ----------    ----------   ------
Outstanding at December 31, 1994   1,276,778    0.01-2.09     1,793,978     1.41
Granted                              270,553   2.28-27.25     2,795,165    10.33
Exercised                            (93,209)   0.01-2.28       (25,257)    0.27
Terminated                           (15,924)   1.14-2.28       (25,102)    1.58
                                   ---------- -----------    ----------   ------
Outstanding at December 31, 1995   1,438,198   1.14-27.25     4,538,784     3.16
Granted                              927,120  10.00-23.63    13,037,930    14.06
Exercised                           (771,999)  0.01-18.00    (1,042,493)    1.35
Terminated                          (277,921)  0.01-27.25    (2,382,811)    8.57
                                   ---------- -----------    ----------   ------
Outstanding at December 31, 1996   1,315,398  $0.01-27.25   $14,151,409   $10.76
                                   =========  ===========   ===========   ======
Exercisable at December 31, 1996     401,228  $0.01-27.25   $ 2,005,320   $ 5.00
                                   =========  ===========   ===========   ======

The following table summarizes information with respect to stock options outstanding at December 31, 1996:


                            Options Outstanding                   Options Exercisable
                   ----------------------------------------     --------------------------
                                 Weighted Average  Weighted                    Weighted
                    Number        Remaining        Average        Number        Average
Range of            Outstanding   Contractual      Exercise      Exercisable   Exercise
Exercise Prices     at 12/31/96   Life (Years)       Price       at 12/31/96     Price
---------------     -----------  -------------     --------      -----------   ---------

$  0.01 -  2.28       355,111         5.72          $  0.88       307,604      $  0.75
  10.00 - 13.00       446,692         9.60            10.51         4,015        10.28
  16.50 - 27.25       513,595         9.01            17.81        89,609        19.33
                    ---------                                     -------
   0.01 - 27.25     1,315,398         8.32          $ 10.76       401,228         5.00
                    =========                                     =======


The following information concerning the Company's stock option and employee stock purchase plans is provided in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation." The Company accounts for such plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations.

The fair value of each option grant has been estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996 and 1995: dividend yield 0.0%, volatility of .42, risk-free interest rate of 6.0%, and an expected life of three years.

The weighted average fair value of those options granted in 1996 and 1995 was $14.07 and $10.33, respectively.

The Company has also estimated the fair value for the purchase rights issued pursuant to the Company's Employee Stock Purchase Plan under the Black-Scholes valuation model using the following assumptions: dividend yield 0.0%, volatility of .51, risk-free interest rate of 5.6%, and expected lives of .5 and .78 years, in 1996 and 1995, respectively.

                    PREMENOS TECHNOLOGY CORP. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  Stock Plans (continued)

The weighted average fair value of those purchase rights in 1996 and 1995 was $5.47 and $6.09, respectively. The following proforma income information has been prepared following the provisions of SFAS No. 123:

                                                      1996             1995
                                                   --------           -------
Net income (loss) - proforma (in thousands)        $ (4,713)          $ 1,015
Net income (loss) per share - proforma                (0.43)             0.11

11.  Income Taxes

Income tax expense comprises the following (in thousands):

                                                           December 31,
                                                     1996       1995      1994
                                                   -------    ------     ------
Current, federal and state                         $ (368)     $ 436      $ 504
Deferred, federal and state                         1,218       (198)       141
                                                   ------      -----      -----
  Income tax expense                               $  850      $ 238      $ 645
                                                   ======      =====      =====

The Company's income taxes currently payable for federal and state purposes have been reduced by the tax benefit derived from stock option transactions. The benefit, which totaled $2.9 million in 1996 and $557,000 in 1995, was credited directly to stockholders' equity.

The effective income tax rates differ from the statutory federal income tax rates for the following reasons:

                                                          December 31,
                                                    1996       1995       1994
                                                   ------     ------     ------
Statutory federal income tax rate                  (34.0)%     34.0%      34.0%
State taxes, net of federal income tax benefit       2.4        4.1        0.1
Tax benefit of research and experimentation
  credits generated                                 (7.6)     (16.9)     (11.6)
Change in valuation allowance on deferred
  tax assets                                           -      (13.2)      (3.1)
Items deductible for book but not for tax:
   Acquisition-related costs                        70.9          -          -
   Other non-deductible items                        6.1        3.0        1.5
Other                                                1.9        2.9        2.4
                                                    ----       ----       ----
                                                    39.7%      13.9%      23.3%
                                                    ====       ====       ====

Components of the Company's deferred income taxes are as follows (in thousands):

                                                            December 31,
                                                        1996           1995
=                                                      -------         ------
Deferred income tax liabilities:
   Capitalized software costs                         $(2,403)       $(1,222)
   Accumulated depreciation                              (128)           (97)
                                                      -------        -------
                                                       (2,531)        (1,319)
                                                      -------        -------
Deferred income tax assets:
   Deferred revenue                                       135             35
   Accrued liabilities                                    325            216
   Accounts receivable allowance                           56            162
   Stock option compensation                              106            243
   Research and experimentation
        credit carryforwards                            1,341            704
   Net operating loss carryforwards                     1,678             16
                                                      -------        -------
                                                        3,641          1,376
                                                      -------        -------
    Net deferred income tax asset (liability)         $ 1,110        $    57
                                                      =======        =======

                   PREMENOS TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.	Income Taxes (Continued)

At December 31, 1996, the Company has federal and state net operating loss carryforwards of $4.1 million and $3.2 million, respectively. The federal carryforwards expire in the year 2011 and the state carryforwards through the year 2001. Additionally, at December 31, 1996, the Company has available federal and state research and experimentation credit carryforwards of $887,000 and $454,000, respectively, which expire in the years 2004 through 2011. For balance sheet presentation, $1.1 million of the research and experimentation credit carryforward deferred tax asset is considered noncurrent, and is netted against noncurrent deferred income taxes. Management believes future taxable income will be sufficient to realize these deferred tax assets.

12.	 Distribution Agreements

The Company has various contractual agreements with a major hardware and software vendor. Pursuant to certain of those agreements the vendor pays the Company a specified percentage of the revenues associated with the licensing of the Company's products. The Company has also provided this vendor product development and other services pursuant to specific contracts. Revenues earned from these agreements and contracts with the vendor were approximately $1.9 million, $1.6 million and $2.3 million for the years ended December 31, 1996, 1995 and 1994, respectively. Additionally, the Company is obligated to pay the vendor a percentage of certain of its software licensing revenues.

In March 1995, the Company entered into a contractual agreement with a major software vendor in which the vendor pays the Company a specified percentage of the revenues associated with the licensing of the Company's products. Revenue earned from this contract was approximately $3.2 million and $1.5 million for the years ended December 31, 1996 and 1995, respectively.

The revenues associated with the distribution of the Company's products outside of North America primarily through third party distributors amounted to approximately $2.9 million, $2.6 million and $1.7 million for the years ended 1996, 1995 and 1994, respectively. These export sales are generated primarily in Europe.

The Company has entered into licensing agreements with certain other software vendors which enable the Company to embed the other vendors' products in its software. In exchange for these rights, the Company is obligated to pay royalty fees to the other vendors based on product sales.

13.	 Tax Advantage Savings and Retirement Plan

The Company has a 401(k) savings and retirement plan (the Plan) which covers substantially all employees. All employees, ages 18 or older, are eligible to participate in the Plan upon completion of six months of service. Employees may contribute from 1% to 15% of their annual compensation to the Plan, limited to a maximum annual amount as set periodically by the Internal Revenue Service. The Plan requires the Company to match, on a monthly basis, 25% of employee contributions to a maximum of 5% of their annual compensation. The Company's contributions will generally vest over a seven-year period. The Company's contributions were $91,000, $69,000 and $52,000 for the years ended
December 31, 1996, 1995 and 1994, respectively.

14.	 Related Party Transactions

One of the Company's directors is a partner of a law firm which provides
various legal services to the Company.   In 1996, such legal services included
representation related to the acquisition of subsidiaries. Two other directors of the Company have also provided training and consulting services to the Company from time to time. Amounts incurred for all such services in 1996, 1995 and 1994 were approximately $879,000, $1,026,000 and $288,000, respectively.

15.	Fourth Quarter Adjustments

The Company's 1996 fourth quarter reflects a $200,000 increase to accrued liabilities and approximately $300,000 in write-off of certain prepaid royalties and capitalized software costs.

                   PREMENOS TECHNOLOGY CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.	Subsequent Events

In January 1997, the Company granted stock options to acquire 319,000 shares of common stock to directors and employees at exercise prices ranging from $9.38 to $10.00 per share, pursuant to the Company's Incentive Program. These options are generally exercisable over four years. In addition, the Company granted stock options to acquire 450,000 shares of common stock to an officer at an exercise price of $9.38 per share, exercisable over five years.

In January 1997, the Company also completed a voluntary stock option repricing program in which 594,000 stock options, originally issued with exercise prices ranging from $10.00 to $27.25 per share, were reissued with an exercise price of $9.38 per share. These options are generally exercisable over four years and vesting restarts at the date of repricing.

On March 16, 1997, the Company's Board of Directors approved the repurchase of up to one million shares of the Company's common stock.

                             P A R T    I I I


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors and Section 16(b) compliance required by this item is incorporated by reference from the Company's definitive proxy statement ("Proxy Statement") for its annual stockholders' meeting to be held on May 29, 1997, to be filed by the Company with the Securities and Exchange Commission.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference from the Company's Proxy Statement. The information specified in Item 402(k) and (1) of Regulation S-K and set forth in the Company's Proxy Statement is not incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the Company's Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the Company's Proxy Statement.

                                P A R T     I V


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:
1. Consolidated Financial Statements and Financial Statement Schedule - See Index to Consolidated Financial Statements at Item 8 on page 24 of this report. All other schedules are omitted because they were not required or the required information is included in the Consolidated Financial Statements or Notes thereto.

2.  Exhibits
    The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Commission.

    Exhibit No.             Description
      3.1*         Certificate of Incorporation of the Company.
      3.2*         Bylaws of the Company.
      9.1*         Voting Agreement between Lew Jenkins and
                      David Hildes dated as of July 12, 1995.
     10.1*         Lease between Galaxy Orion Associates and Premenos Corp.
                      dated March 22, 1990 and amendments thereto dated
                      March 9, 1992 and June 8, 1995 concerning the lease of the
                      Company's principal executive offices located at 1000 Burnett
                      Avenue, Concord, California 94520.
     10.2*         Sublease between All Pacific Mortgage Company and Premenos Corp.
                      dated September 19, 1994 and an amendment thereto dated as of
                      April 24, 1995 concerning the sublease of approximately 4,841 square feet located at 1000 Burnett Avenue, Concord,
                      California 94520.
     10.3*         Lease between Citibank S.A. and Premenos Europa, S.A. dated
                      April 27, 1995 concerning the lease of the Company's
                      facilities at Citicenter, 19, rue le Parvis, 4th Floor, 92073
                      Paris la Defense, Cedex, France.
     10.4*         Warrant to Purchase Class B Common Stock of Premenos Corp.
                      granted by Premenos Corp. to TEBON Limited Partnership dated
                      May 12, 1994.
     10.5*         1995 Incentive Stock Program dated July 12, 1995, as amended and restated as of September 12, 1995 and as restated as of
                      December 13, 1995.
     10.6*         Compensation Agreement between Premenos Corp. and Lew Jenkins dated as of July 12, 1995.
     10.7*         Special Bonus Agreement between Premenos Corp. and H. Ward Wolff dated November 7, 1994.
     10.8*         Form of Indemnity Agreement between the Company and each of its directors.
     10.9*         Loan Agreement between Silicon Valley Bank and Premenos Corp.
                      dated August 9, 1993 and Loan Modification Agreements dated
                      August 3, 1994, April 3, 1995 and June 1, 1995.

    Exhibit No.             Description
    10.10*+         OEM Master License Agreement between RSA Data Security, Inc. and
                       Premenos Corp. dated July 1994 and amendments thereto dated
                       January 4, 1995 and June 30, 1995 concerning the Company's use of certain software.
    10.11*          License Agreement between International Business Machines and
                       Premenos Corp. dated as of March 25, 1992 concerning the
                       Company's use of certain trademarks.
    10.12*+         Value Added Remarketer Agreement between Sybase, Inc. and
                       Premenos Corp. dated as of June 22, 1994 and addenda thereto dated of even date and as of May 22, 1995 concerning the use of certain software.
    10.13*          License agreement between The Regents of the University of
                       California and Premenos Corp. made as of May 22, 1995
                       concerning the Company's use of TCL software.
    10.14*+         Master Disk Agreement for the Commercial Application Partner
                       (CAP) Program between Premenos Corp. and Powersoft
                       Corporation dated as of May 31, 1995.
    10.15*         International Software Marketing Agreement between International
                       Business Machines and Premenos Corp. dated February 14, 1992 and related agreements including a Cooperative Marketing
                       Supplement dated of even date, a Product Remarketing
                       Supplement dated February 20, 1992, and amendments thereto dated June 25, 1992, July 30, 1993, and May 19, 1994.
    10.16*+        License Agreement between Intelligent Objects Corporation and
                       Premenos Corp. dated January 16, 1995 and accompanying
                       Developers Assistance Program Distribution License Agreement
                       concerning the Company's use of certain software programs.
    10.17*         Description of unexecuted written understanding between Neuron
                       Data and Premenos Corp. made as of March 31, 1994 concerning
                       Premenos Corp.'s use of certain software.
    10.18*       1995 Employee Stock Purchase Plan.
    10.19*       Lease between Galaxy Orion Associates and Premenos Corp. dated
                       March 22, 1990 and amendments thereto dated March 9, 1992 and
                       June 8, 1995 concerning the lease of the Company's principal executive offices located at 1000 Burnett Avenue, Suite 200,
                       Concord, California  94520.
    10.20*       Sublease between All Pacific Mortgage Company and Premenos Corp.
                       dated September 19, 1994 and an amendment thereto dated as of
                       April 24, 1995 concerning the sublease of approximately 4,841 square feet located at 1000 Burnett Avenue, Suite 130,
                       Concord, California  94520.
    10.21        Executive Compensation Agreement between Premenos Corp. and
                       Timothy A. Dreisbach dated January 6, 1997.
    11           Computation of earnings per common share.
    21           Subsidiaries of the Registrant.
    23           Consent of Coopers & Lybrand L.L.P.
    27           Financial Data Schedule

*  Previously filed and incorporated herein by reference.
+  Confidential treatment approved.

(b)  Reports on Form 8-K
     None


PREMENOS TECHNOLOGY CORP. AND SUBSIDIARIES

SCHEDULE II

Valuation and Qualifying Accounts


                                          Additions
                            Balance at               Charged to          Balance at
                            Beginning   Charged to   Other                 End of
      Description           of Period    Expense    Accounts  Deductions   Period
       Column A             Column B     Column C   Column D   Column E   Column F
                            --------     --------   --------   --------   --------
Allowance for doubtful
   accounts:
       1996                  $403,944    $541,925   $      -   $598,185   $347,684
       1995                   365,081     513,925          -    475,062    403,944
       1994                   344,682     602,445          -    582,046    365,081

Allowance for net deferred
   tax assets:
       1996                         -           -          -          -          -
       1995                   226,963           -          -    226,963          -
       1994                   462,289           -          -    235,326    226,963

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PREMENOS TECHNOLOGY CORP.

     Dated:  March 27, 1997          By      /s/  LEW JENKINS
                                           --------------------------
                                           Lew Jenkins
                                           Chairman of the Board of Directors


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on March 27, 1997.

Signature                                       Title
 /s/  LEW JENKINS
------------------------------
    Lew Jenkins                     Chairman of the Board and Director

 /s/ DAVID HILDES
------------------------------
    David Hildes                    Vice Chairman, Secretary and Director

 /s/ TIMOTHY A. DREISBACH
------------------------------
    Timothy A. Dreisbach            President, Chief Executive Officer and
                                      Director

 /s/ H. WARD WOLFF
------------------------------
    H. Ward Wolff                   Senior Vice President of Finance and
                                      Administration (Principal Financial and
                                      Accounting Officer)

 /s/ FRANCIS R. WAGNER
------------------------------
    Francis R. Wagner               Director

 /s/ STEPHAN J. MALLENBAUM
------------------------------
    Stephan J. Mallenbaum           Director

 /s/ WILLIAM O. STUDEMAN
------------------------------
    William O. Studeman             Director