Form 10-Q
period 1997-03-31
PREMENOS TECHNOLOGY CORP
filed 1997-05-15
CIK 948722

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q


                              (Mark one)


[X]   Quarterly report pursuant to section 13 or 15(d) of the Securities
        Exchange Act of 1934

   For the quarterly period ended March 31, 1997

                                 OR

[ ]   Transition report pursuant to section 13 or 15(d) of the Securities
        Exchange Act of 1934

   For the transition period from               to             .
                                  -------------    ------------

                  Commission File Number:   0-26544


                         PREMENOS TECHNOLOGY CORP.
         (Exact name of registrant as specified in its charter)

        DELAWARE                                          51-0367912
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


The number of shares outstanding of the registrant's common stock as of May 1, 1997 was 11,728,556.

                           PREMENOS TECHNOLOGY CORP.

                       INDEX TO MARCH 31, 1997 FORM 10-Q


                                                                         Page
                                                                         ----

PART I     - Financial Information


Item 1  Financial Statements

Condensed Consolidated Balance Sheets as of
  March 31, 1997 and December 31, 1996                                    3

Condensed Consolidated Statements of Operations for
  the three months ended March 31, 1997 and 1996                          4

Condensed Consolidated Statements of Cash Flows for
  the three months ended March 31, 1997 and 1996                          5

Notes to Condensed Consolidated Financial Statements                      6


Item 2  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             7


PART II - Other Information


Items 1, 2, 3, 4, 5 and 6                                               10


SIGNATURE                                                               11


                                  Page 2 of 12


PART I

Item 1

                     PREMENOS TECHNOLOGY CORP. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                  ( in thousands )

                                                     March 31,         December 31,
                                                       1997               1996
                                                    ----------         ------------
                                                    (unaudited)
                                      ASSETS
Current assets:
  Cash and cash equivalents                            $56,583             $26,638
  Short-term investments                                     -              29,844
  Trade accounts receivable, net of allowances
    of $394 and $348 in 1997 and 1996, respectively      7,923               9,440
  Income taxes recoverable                                 401                 551
  Prepaid expenses and other assets                        848                 959
  Deferred income taxes                                  2,874               2,516
                                                       -------             -------
   Total current assets                                 68,629              69,948

Property and equipment, net                              6,660               6,700
Capitalized software development costs, net              5,919               6,037
Other long-term assets                                     951               1,005
                                                       -------             -------

    Total assets                                       $82,159             $83,690
                                                       =======             =======

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities             $ 3,588             $ 4,747
  Deferred revenue                                       7,190               7,017
  Current portion of long-term debt                        565                 597
                                                       -------             -------
   Total current liabilities                            11,343              12,361

Long-term debt                                             124                 240
Deferred revenue                                           324                 385
Deferred income taxes                                    1,406               1,406
                                                       -------             -------
    Total liabilities                                   13,197              14,392
                                                       -------             -------

Minority interest in consolidated subsidiary                17                  22
                                                       -------             -------

Stockholders equity:
  Common Stock                                             117                 115
  Additional paid-in capital                            68,766              68,441
  Retained earnings                                         62                 720
                                                       -------             -------
   Total stockholders' equity                           68,945              69,276
                                                       -------             -------
    Total liabilities and stockholders' equity         $82,159             $83,690
                                                       =======             =======



The accompanying notes are an integral part of these condensed consolidated financial statements.


                                  Page 3 of 12

                       PREMENOS TECHNOLOGY CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   ( unaudited )
                       ( in thousands, except per share data )


                                                          Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                        1997             1996
                                                       -------          -------

Revenues:
  Software licenses                                    $ 4,736          $ 3,924
  Services                                               3,559            2,630
                                                       -------          -------
    Total revenues                                       8,295            6,554
                                                       -------          -------
Cost of revenues:
  Software licenses                                      1,189              707
  Services                                               1,746            1,150
                                                       -------          -------
    Total cost of revenues                               2,935            1,857
                                                       -------          -------
Gross margin                                             5,360            4,697
                                                       -------          -------

Operating expenses:
  Product development                                    2,815            1,797
  Sales and marketing                                    3,049            2,349
  General and administrative                             1,034              846
                                                       -------          -------
    Total operating expenses                             6,898            4,992
                                                       -------          -------

    Loss from operations                                (1,538)            (295)

Interest income                                            694              801
Interest expense                                           (25)             (44)
Other                                                     (125)               -
                                                       -------          -------

    Income (loss) before provision (credit) for
      income taxes and minority interest                  (994)             462

Provision (credit) for income taxes                       (358)             185
Minority interest                                           (5)              (2)
                                                       -------          -------
      Net income  (loss)                               $  (631)         $   279
                                                       =======          =======

Net income (loss) per share                             ($0.05)           $0.02
                                                       =======          =======

Weighted average number of common and common
   equivalent shares outstanding                        11,636           11,637
                                                       =======          =======


The accompanying notes are an integral part of these condensed consolidated financial statements.


                                  Page 4 of 12


                       PREMENOS TECHNOLOGY CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        ( unaudited )
                                       ( in thousands )

                                                             Three Months Ended
                                                                 March 31,
                                                          ------------------------
                                                            1997             1996
                                                          -------         --------

Cash flows from operating activities:
  Net cash provided by operating activities               $   778          $   990
                                                          -------          -------

Cash flows from investing activities:
  Proceeds from sale of short-term investments             30,000           51,855
  Capitalized software development costs                     (389)            (669)
  Acquisition of property and equipment                      (624)          (1,001)
                                                          -------          -------
    Net cash provided by investing activities              28,987           50,185
                                                          -------          -------

Cash flows from financing activities:
  Principal payments on long-term debt                       (148)            (162)
  Proceeds from exercise of options                            72              115
  Proceeds from employee stock purchase
    plan stock issuance                                       256                -
                                                          -------          -------
    Net cash provided by (used in) financing activities       180              (47)
                                                          -------          -------

      Increase in cash and cash equivalents                29,945           51,128

Cash and cash equivalents, beginning of period             26,638           11,495
                                                          -------          -------

Cash and cash equivalents, end of period                  $56,583          $62,623
                                                          =======          =======















The accompanying notes are an integral part of these condensed consolidated financial statements.


                                  Page 5 of 12

                   PREMENOS TECHNOLOGY CORP. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   ( unaudited )


Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the annual Consolidated Financial Statements contained in the Company's December 31, 1996 annual report on Form 10-K.

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

RESULTS OF OPERATIONS

Revenues

Total revenues for the first quarter of 1997 were $8.3 million compared to $6.6 million in the first quarter of 1996, representing an increase of 27%.

Software Licenses. Revenues from license fees and royalties were $4.7 million in the first quarter of 1997 compared to $3.9 million in the first quarter of 1996, representing an increase of 21%. The increase was largely due to increased acceptance of the Company's EDI/Open translator product for open systems and revenues derived through the Company's network of distributors, combined with increasing revenues from sales of the Company's Templar product and revenues derived from licensing of Prime Factors' products.

Services. Revenues from services were $3.6 million and $2.6 million for the first quarters of 1997 and 1996, respectively, representing an increase of 35%. Product support and consulting services revenues increased over the corresponding prior year levels. The Company's product support revenues grew 30% and continue to constitute the largest portion of services revenues. Product support revenues were $2.9 million and $2.2 million for the first quarters of 1997 and 1996, respectively, and as a percentage of total revenues were 35% and 34%, respectively. The growth in services revenues reflects the continued increase in the Company's installed base of products under support contracts and increased revenues from software integration and consulting services.

Cost of Revenues

Cost of revenues for the first quarters of 1997 and 1996 were $2.9 million and $1.9 million, representing 35% and 28% of total revenues, respectively.

Cost of licenses were $1.2 million and $707,000 for the first quarters of 1997 and 1996, respectively, representing 25% and 18% of software license revenues, respectively. Cost of licenses includes royalties paid to third parties for licensed software incorporated into the Company's products, amortization of capitalized software development costs and costs associated with product packaging, documentation and software duplication. The increase in cost of licenses from 1996 to 1997 is attributable to several factors including increased amortization of capitalized software costs relating to the Company's two acquisitions in 1996 and the Company's EDI translator and Templar products, and increased costs relating to the sublicensing from third parties of technologies embedded in the Company's broadening range of product offerings.

Cost of services for the first quarters of 1997 and 1996 were $1.7 million and $1.2 million, representing 49% and 44% of service revenues, respectively. The increase in costs reflects the Company's increasing emphasis on providing software integration and consulting services to its customers.

Operating Expenses

Product Development. Product development expenditures consist primarily of personnel and equipment costs required to conduct the Company's research and development efforts, including project engineers, product documentation, internal testing and development, standards and quality assurance. Product development expenses, net of capitalized software development expenditures, were $2.8 million and $1.8 million for the first quarters of 1997 and 1996, representing 34% and 27% of total revenues, respectively. The Company capitalized software development expenditures of $389,000 and $669,000 in the first quarters of 1997 and 1996, respectively, in accordance with Statement of Financial Accounting Standards No. 86. The amounts capitalized represented 12% and 27% of gross development expenditures of $3.2 million and $2.5 million for the first quarters of 1997 and 1996, respectively. The Company believes that research and development expenditures are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of revenues. Product development expense and the capitalization rate may fluctuate from period to period depending in part upon the number and status of software development projects in process.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions of sales personnel, costs of marketing personnel, and outside marketing and promotional expenses. Sales and marketing expenses for the first quarters of 1997 and 1996 increased to $3.0 million from $2.3 million, representing 37% and 36% of total revenues, respectively. The Company continues to place significant emphasis on direct sales through building its own sales force. In addition, the Company is continuing to pursue marketing its products through indirect channels, both domestically and internationally, in order to increase market share while reducing distribution costs.

General and Administrative. General and administrative expenses for the first quarters of 1997 and 1996 were $1.0 million and $846,000, representing 12% and 13% of total revenues, respectively. The Company continues to add personnel and invest in infrastructure in support of its revenue and staffing growth.

Other Income (Expense), Net

Other income (expense) consists of interest income, interest expense and other non-operating expenses. Other income, net, was $544,000 and $757,000 for the first quarters of 1997 and 1996, representing 7% and 12% of total revenues, respectively. The decrease in other income, net, is primarily due to the investment of $125,000 in Trailblazer Systems, Inc. ("Trailblazer") pursuant to their achievement of the first of three agreed-upon technical milestones as provided for by the Company's agreement with Trailblazer.

Provision (Credit) for Income Taxes

The Company's provision (credit) for income taxes for the first quarter of 1997 was ($358,000), representing an effective income tax rate of (36)%. This compares to $185,000, or an effective income tax rate of 40%, for the first quarter of 1996.

Minority Interest

Minority interest of $5,000 and $2,000 for the first quarters of 1997 and 1996, respectively, represents the minority stockholders' proportionate share of the net income (loss) of the Company's subsidiary, Premenos Corp.

Net Income (Loss)

Net loss for the first quarter of 1997 was $631,000, or $.05 per share, compared to net income of $279,000, or $.02 per share, for the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Company had working capital in excess of $57 million. Cash and cash equivalents totaled $56.6 million, representing approximately 69% of total assets.

Cash flows from operating activities were $778,000 and $990,000 for the first three months ended March 31, 1997 and 1996, respectively. For the quarter of 1997, the Company's net loss was more than offset by changes in operating assets and liabilities and by noncash charges, primarily depreciation and amortization. For the first quarter of 1996, cash provided by operating activities resulted primarily from net income, depreciation and amortization, and changes in operating assets and liabilities.

Cash provided by investing activities was $29.0 million and $50.2 million for the first three months of 1997 and 1996, respectively. In the first quarters of both 1997 and 1996, cash was provided primarily through sales of short-term investments.

Cash provided by financing activities was $180,000 in the first quarter of 1997 and cash used in financing activities was $47,000 in the first quarter of 1996. Cash provided by financing activities resulted from the exercise of options in the first quarters of both 1997 and 1996, and from employee stock purchase plan stock issuances during the quarter ended March 31, 1997. Cash used in financing activities for the first quarters of both 1997 and 1996 related to long-term debt repayments.

The Company's principal commitments consist of leases on its office facilities and obligations under its bank term loan facilities and capital leases. The Company currently has no material commitments for capital expenditures. In March 1997, the Company's Board of Directors approved the repurchase of up to one million shares of the Company's common stock on the open market from time to time. The Company has not repurchased any shares to date under this program.

The Company believes that its current cash balances and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements through the foreseeable future.

Part II
                            PREMENOS TECHNOLOGY CORP.

                               Other Information


Items 1, 2,  3, and 4

The above items have been omitted as inapplicable.


Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.22 - Separation Agreement between Premenos Corp. and Richard Ludlow. 11 - Statement of Computation of Earnings Per Common Share
     27 - Financial Data Schedule (included with SEC electronic filing only)

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended
       March 31, 1997.

                         PREMENOS TECHNOLOGY CORP.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




PREMENOS TECHNOLOGY CORP.



By:


/s/ H. Ward Wolff
-------------------------------------------------
H. Ward Wolff
Senior Vice President of Finance and Administration
(Principal Financial and Accounting Officer)


Date:    May 15, 1997


EXHIBIT 11

COMPUTATION OF EARNINGS PER COMMON SHARE


                                                           Three Months Ended
                                                                 March 31
                                                       -------------------------
                                                          1997           1996
                                                       ----------     ----------

Weighted average number of common shares
  outstanding                                          11,635,892     10,578,564

Shares issuable pursuant to warrants and employee
  stock option plan, less shares assumed repurchased
  at the average fair value during the period (1)               -      1,058,767
                                                       ----------     ----------

Number of shares for computation of
  earnings per share                                   11,635,892     11,637,331
                                                       ==========     ==========


Net income (loss)                                      $ (631,000)    $  279,000
                                                       ==========     ==========


Net income (loss) per share (2)                          $(0.05)	        $ 0.02
                                                       ==========     ==========


(1)  Excluded in loss periods as impact would be anti-dilutive.
(2)  There is no difference between primary and fully diluted net income
       (loss) per share.


                                  Page 12 of 12
