Form 10-Q
period 1997-06-30
PREMENOS TECHNOLOGY CORP
filed 1997-08-14
CIK 948722

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q


                                (Mark one)


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 1997

                                    OR

[   ] Transition report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the transition period from             to
                               -----------    -----------


                     Commission File Number:   0-26544


                         PREMENOS TECHNOLOGY CORP.
          (Exact name of registrant as specified in its charter)

       DELAWARE                                           51-0367912
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


The number of shares outstanding of the registrant's common stock as of August 1, 1997 was 11,775,559.

                           PREMENOS TECHNOLOGY CORP.

                        INDEX TO JUNE 30, 1997 FORM 10-Q


                                                                      Page

PART I  -  Financial Information


Item 1  Financial Statements

Condensed Consolidated Balance Sheets as of
  June 30, 1997 and December 31, 1996                               3

Condensed Consolidated Statements of Operations for the
  three and  six month periods ended June 30, 1997 and 1996         4

Condensed Consolidated Statements of Cash Flows for the
  six month periods ended June 30, 1997 and 1996                    5

Notes to Condensed Consolidated Financial Statements                6


Item 2	Management's Discussion and Analysis of Financial
	Condition and Results of Operations                                7


PART II - Other Information


Items 1, 2, 3, 4, 5 and 6                                          10


SIGNATURE                                                          11


PART I

Item 1

                   PREMENOS TECHNOLOGY CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                               ( in thousands )

                                                    June 30,     December 31,
                                                      1997           1996
                                                  ===========    ===========
                                                  (unaudited)
                                  ASSETS
Current assets:
  Cash and cash equivalents                         $  33,171      $  26,638
  Short-term investments                               24,705         29,844
  Trade accounts receivable, net of allowances of
    $325 and $348 in 1997 and 1996, respectively        7,600          9,440
  Income taxes recoverable                                405            551
  Prepaid expenses and other assets                       951            959
  Deferred income taxes                                 2,582          2,516
                                                    ---------      ---------
    Total current assets                               69,414         69,948

Property and equipment, net                             6,796          6,700
Capitalized software development costs, net             5,780          6,037
Other long-term assets                                    774          1,005
                                                    ---------      ---------

    Total assets                                    $  82,764      $  83,690
                                                    =========      =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities          $   3,582      $   4,747
  Deferred revenue                                      7,198          7,017
  Current portion of long-term debt                       455            597
                                                    ---------      ---------
    Total current liabilities                          11,235         12,361

Long-term debt                                             85            240
Deferred revenue                                          276            385
Deferred income taxes                                   1,406          1,406
                                                    ---------      ---------
    Total liabilities                                  13,002         14,392
                                                    ---------      ---------

Minority interest in consolidated subsidiary               20             22
                                                    ---------      ---------

Stockholders' equity:
  Common stock                                            118            115
  Additional paid-in capital                           69,034         68,441
  Retained earnings                                       590            720
                                                    ---------      ---------
    Total stockholders' equity                         69,742         69,276
                                                    ---------      ---------

Total liabilities and stockholders' equity          $  82,764      $  83,690
                                                    =========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.


                PREMENOS TECHNOLOGY CORP. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               ( unaudited )
                  ( in thousands, except per share data )


                                  Three Months Ended       Six Months Ended
                                       June 30,                  June 30,
                                  ------------------      ------------------
                                    1997       1996        1997         1996
                                  ======      ======      ======       ======
Revenues:
  Software licenses               $5,889      $5,179      $10,625      $9,103
  Services                         3,819       2,830        7,378       5,460
                                  ------      ------      -------      ------

    Total revenues                 9,708       8,009       18,003      14,563
                                  ------      ------      -------      ------

Cost of revenues:
  Software licenses                1,248         754        2,437       1,461
  Services                         1,754       1,210        3,500       2,360
                                  ------      ------      -------      ------

    Total cost of revenues         3,002       1,964        5,937       3,821
                                  ------      ------      -------      ------

Gross margin                       6,706       6,045       12,066      10,742
                                  ------      ------      -------      ------

Operating expenses:
  Product development              2,301       2,046        5,116       3,843
  Sales and marketing              3,334       2,705        6,383       5,054
  General and administrative         966         914        2,000       1,760
  Acquisition-related costs           --       2,216           --       2,216
                                  ------      ------      -------      ------

    Total operating expenses       6,601       7,881       13,499      12,873
                                  ------      ------      -------      ------

    Income (loss) from operations    105      (1,836)      (1,433)     (2,131)

Interest income                      749         764        1,443       1,565
Interest expense                     (20)        (50)         (45)        (94)
Other                                (13)         --         (138)         --
                                  ------      ------      -------      ------

    Income (loss) before provision
     (credit) for income taxes
     and minority interest           821      (1,122)        (173)       (660)

Provision (credit) for income
  taxes                              292         456          (66)        641
Minority interest                      3           1           (2)         (1)
                                  ------      ------      -------      ------

      Net income  (loss)          $  526     $(1,579)     $  (105)    $(1,300)
                                  ======     =======      =======     =======

Net income (loss) per share       $ 0.04     $ (0.15)     $ (0.01)    $ (0.12)
                                  ======     =======      =======     =======

Weighted average number of
  common and common equivalent
  shares outstanding              11,871      10,789       11,689      10,684
                                  ======     =======      =======     =======

The accompanying notes are an integral part of these condensed consolidated financial statements.


                 PREMENOS TECHNOLOGY CORP. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              ( unaudited )
                             ( in thousands )

                                                         Six Months Ended
                                                             June 30,
                                                   ------------------------
                                                     1997            1996
                                                   ========        ========
Cash flows from operating activities:
  Net cash provided by operating activities        $  2,952        $  1,628
                                                   --------        --------

Cash flows from investing activities:
  Business acquisitions, net of cash acquired             -          (1,386)
  Purchase of short-term investments                (24,515)              -
  Proceeds from sale of short-term investments       30,000          51,855
  Capitalized software development costs               (771)         (1,427)
  Acquisition of property and equipment              (1,422)         (2,397)
                                                   --------        --------
  Net cash provided by investing activities           3,292          46,645
                                                   --------        --------

Cash flows from financing activities:
  Principal payments on long-term debt                 (296)           (314)
  Proceeds from exercise of options                      98             687
  Proceeds from employee stock purchase plan
    stock issuance                                      540              -
  Purchase of treasury stock                            (53)             -
                                                   --------       --------
    Net cash provided by financing activities           289            373
                                                   --------       --------
      Increase in cash and cash equivalents           6,533         48,646

Cash and cash equivalents, beginning of period       26,638         11,495
                                                   --------       --------
Cash and cash equivalents, end of period            $33,171        $60,141
                                                   ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

PREMENOS TECHNOLOGY CORP. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
( unaudited )

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
These condensed consolidated financial statements should be read in conjunction with the annual Consolidated Financial Statements contained in the Company's December 31, 1996 Annual Report on Form 10-K.

Note 2.  Treasury Stock

In March 1997, the Company's Board of Directors approved the repurchase of up to one million shares of the Company's common stock. During the second quarter of 1997, the Company repurchased 7,500 shares of its common stock at $7.06 per share. The repurchased shares were reissued under the Company's Employee Stock Purchase Plan.

Note 3.  Recently Issued Accounting Pronouncements

In March 1997, Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" was issued and is effective for the Company's year ending December 31, 1997. In June 1997, Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" were issued and are also effective for the year ending December 31, 1998. The Company has not determined the impact of the implementation of the pronouncements.

Note 4.  Incentive Stock Program

On May 29, 1997, the shareholders approved an amendment to the 1995 Incentive Stock Program (the "Program") to increase the shares reserved for issuance thereunder by 2,000,000 shares, bringing the total number of shares issuable under the Program to 4,630,000.

Item 2
PREMENOS TECHNOLOGY CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected the Company's operating results during the period included in the accompanying condensed consolidated financial statements.

RESULTS OF OPERATIONS

Revenues

Total revenues for the second quarter of 1997 were $9.7 million compared to $8.0 million in the second quarter of 1996, representing an increase of 21%. Total revenues in the first six months of 1997 were $18.0 million compared to $14.6 million in the same six month period of 1996, representing an increase of 24%.

Software Licenses. Revenues from license fees and royalties increased to $5.9 million in the second quarter of 1997 from $5.2 million in the second quarter of 1996, representing an increase of 14%. For the first six months of 1997 and 1996, license fees and royalties grew to $10.6 million from $9.1 million, an increase of 17%. The increases in 1997 over 1996 were largely due to increased acceptance of the Company's EDI/Open translator product for open systems and revenues derived through the Company's network of distributors, combined with increasing revenues from sales of the Company's Templar product and revenues derived from licensing of the Company's encryption products developed by the Company's Prime Factors' subsidiary.

Services. Revenues from services were $3.8 million and $2.8 million for the second quarters of 1997 and 1996, respectively, representing an increase of 35%. Services revenues include product support revenues of $3.0 million and $2.4 million for the second quarters of 1997 and 1996, respectively, representing an increase of 24%. Revenues from services also grew 35%, to $7.4 million from $5.5 million, for the six months ended June 30, 1997 compared to the same six month period in 1996. Product support revenues for the first six months of 1997 and 1996 were $5.8 million and $4.6 million, respectively, representing an increase of 27%. Professional services revenues have grown for the 1997 periods, in comparison to the 1996 periods, reflecting increased software integration, implementation and other consulting services. Product support revenues have increased also as a result of the growth in the Company's installed base of products.

Cost of Revenues

Cost of revenues for the second quarters of 1997 and 1996 were $3.0 million and $2.0 million, representing 31% and 25% of total revenues, respectively. For the first six months of 1997 and 1996, cost of revenues were $5.9 million and $3.8 million, representing 33% and 26% of total revenues, respectively.

Cost of licenses includes royalties paid to third parties for licensed software incorporated into the Company's products, amortization of capitalized software development costs and costs associated with product packaging, documentation and software duplication. Cost of licenses were $1.2 million and $754,000 for the second quarters of 1997 and 1996, representing 21% and 15% of software license revenues, respectively. For the first six months of 1997 and 1996, cost of licenses were $2.4 million and $1.5 million, representing 23% and 16% of software licenses revenues, respectively. The increases in cost of licenses from 1996 to 1997 are attributable to several factors including increased amortization of capitalized software costs relating to the Company's EDI translator and Templar products and to its two acquisitions in 1996, and increased costs relating to the sublicensing from third parties of technologies embedded in the Company's broadening range of product offerings.

Cost of services for the second quarters of 1997 and 1996 were $1.8 million and $1.2 million, representing 46% and 43% of services revenues, respectively. For the first six months of 1997 and 1996, cost of services were $3.5 million and $2.4 million, representing 47% and 43% of services revenues, respectively. The increase in costs are due to the Company's increasing revenues from professional services which carry higher relative costs than the Company's traditional product support services revenue.

Operating Expenses

Product Development. Product development expenditures consist primarily of personnel and equipment costs required to conduct the Company's research and development efforts, including project engineers, product documentation, internal testing and development, standards and quality assurance. Product development expenses, net of capitalized software development expenditures, were $2.3 million and $2.0 million for the second quarters of 1997 and 1996, representing 24% and 26% of total revenues, respectively. For the first six months of 1997 and 1996, product development expenses, net of capitalized software development expenditures, were $5.1 million and $3.8 million, representing 28% and 26% of total revenues, respectively. The Company capitalized software development expenditures of $382,000 and $758,000 in the second quarters of 1997 and 1996, respectively, in accordance with Statement of Financial Accounting Standards No. 86. The amounts capitalized represented 14% and 27% of gross development expenditures of $2.7 million and $2.8 million for the second quarters of 1997 and 1996, respectively. For the first six months of 1997 and 1996, the Company capitalized $771,000 and $1.4 million, or 13% and 27%, of gross development expenditures of $5.9 million and $5.3 million, respectively. The Company believes that research and development expenditures are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of revenues. Product development expense and the capitalization rate may fluctuate from period to period depending in part upon the number and status of software development projects in process.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions of sales personnel, costs of marketing personnel, and outside marketing and promotional expenses. Sales and marketing expenses for the second quarters of 1997 and 1996 increased to $3.3 million from $2.7 million, representing 34% of total revenues for both periods. For the first six months of 1997 and 1996, sales and marketing expenses increased to $6.4 million from $5.1 million, representing 35% of total revenues for both periods. The Company continues to place significant emphasis on direct sales through building its own sales force. In addition, the Company is continuing to pursue marketing its products through indirect channels, both domestically and internationally, in order to increase revenues and market share while reducing distribution costs.

General and Administrative. General and administrative expenses for the second quarters of 1997 and 1996 were $1.0 million and $914,000, representing 10% and 11% of total revenues, respectively. For the first six months of 1997 and 1996, general and administrative expenses were $2.0 million and $1.8 million, representing 11% and 12% of total revenues, respectively.

Acquisition-Related Costs

Included in acquisition-related costs for the three and six month periods ended June 30, 1996 were charges for purchased in-process product development arising from the acquisition of Don Valley Technology Corporation and costs related to the exchange of stock options and stock in Premenos Corp., the Company's principal operating subsidiary, with certain minority shareholders of Premenos Corp.

Other Income (Expense), Net

Other income (expense) consists of interest income, interest expense and other non-operating expenses. Net other income was $716,000 and $714,000 for the second quarters of 1997 and 1996, representing 7% and 9% of total revenues, respectively. For the first six months of 1997 and 1996, net other income was $1.3 million and $1.5 million, respectively. The decrease in net other income for the six month period comparison is primarily due to the charges of $125,000 in the first quarter of 1997 related to the Company's equity investment in Trailblazer Systems, Inc.

Provision (Credit) for Income Taxes

The Company's provision (credit) for income taxes for the three and six month periods ended June 30, 1997 were $292,000 and $(66,000), representing effective income tax rates of 36% and 38%, respectively. The provision for income taxes for the three and six month periods ended June 30, 1996 were $456,000 and $641,000, representing effective income tax rates of 41% and 42%, respectively, excluding the non-deductible acquisition-related costs. The reductions in effective income tax rates for the three and six month periods ending June 30, 1997, in comparison to the same periods in 1996, are primarily due to the timing of and changes in federal tax law relating to research and experimentation credits.

Minority Interest

Minority interest of $3,000 and $1,000 for the second quarters of 1997 and 1996, respectively, represents the minority stockholders' proportionate share of the net income of the Company's subsidiary, Premenos Corp. For the first six months of 1997 and 1996, the minority shareholders' proportionate share of reported net losses was $(2,000) and $(1,000), respectively.

Net Income (Loss)

Net income (loss) for the second quarters of 1997 and 1996 were $526,000 and $(1,579,000), representing 5.4% and (19.7)% of total revenues, respectively, and earnings (loss) per share of $0.04 and $(0.15), respectively. Excluding the acquisition-related costs, net income for the second quarter of 1996 would have been $637,000, or $.05 per share. For the first six months of 1997 and 1996, net losses were $(105,000) and $(1,300,000), respectively, and loss per share was $(0.01) and $(0.12), respectively. Excluding the acquisition-related costs, net income for the six months ended June 30, 1996 would have been $916,000, or $0.08 per share.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Company had working capital in excess of $58 million. Cash and short-term investments totaled $57.9 million, representing approximately 70% of total assets.

Cash flows from operating activities were $3.0 million and $1.6 million for the six months ended June 30, 1997 and 1996, respectively. For the six months ended June 30, 1997, cash provided by operating activities resulted primarily from depreciation and amortization, and from changes in operating assets and liabilities. For the same period in 1996, cash provided by operating activities resulted from depreciation, amortization and other noncash charges, reduced by net losses and by investments in the Company's working capital.

Cash provided by investing activities was $3.3 million and $46.6 million for the first six months of 1997 and 1996, respectively. For both periods, cash was provided as a result of the conversion of the investment portfolio between short-term investments and cash and cash equivalents. In addition, cash used in investing activities for both the 1997 and 1996 periods includes the acquisition of property and equipment and the capitalization of software development costs, and in 1996 also included cash paid of $1.4 million relating to the acquisition of Don Valley Technology Corporation.

Cash provided by financing activities was $289,000 and $373,000 for the first six months of 1997 and 1996, respectively. Cash provided by financing activities resulted from the exercise of options in both periods, and from employee stock purchase plan stock issuances during the period ended June 30, 1997. Cash used in financing activities for both the 1997 and 1996 periods included principal payments on long-term debt, and in the 1997 period included purchases of treasury shares.

The Company's principal commitments consist of leases on its office facilities and obligations under its bank term loan facilities and capital leases. The Company currently has no material commitments for capital expenditures. In March 1997, the Company's Board of Directors approved the repurchase of up to one million shares of the Company's common stock on the open market from time to time. The Company has repurchased 7,500 shares to date under this program.

The Company believes that its current cash and short-term investments and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements through the foreseeable future.

Part II
                          PREMENOS TECHNOLOGY CORP.

                             Other Information


Items 1, 2, and 3

The above items have been omitted as inapplicable.

Item 4.  Submission of Matters to a Vote of Security Holders

1. The Annual Meeting of Stockholders of Premenos Technology Corp was held on May 29, 1997. Present at the Annual Meeting in person or by proxy were holders of 10,992,149 shares or 93.8% of the Common Stock entitled to vote.

2. David Hildes was elected to serve as a director until 2000 with a total of 8,701,699 affirmative votes, 71,404 votes against and no abstentions or broker non-votes. Frank Wagner was elected to serve as a director until 2000 with 8,701,133 affirmative votes, 71,970 votes against and no abstentions or broker non-votes. Previously elected directors whose terms expire in 1998 are Timothy Dreisbach and William Studeman. Previously elected directors whose terms expire in 1999 are Lew Jenkins and Stephan Mallenbaum.

3.  Additional matters voted upon at the Annual Meeting include:

a) The proposal to increase the number of authorized shares for the Company's 1995 Incentive Stock Program was approved with 5,700,536 affirmative votes, 1,579,859 votes against, 6,152 abstentions and 1,486,556 broker non-votes. An affirmative vote of a majority of the outstanding shares of Common Stock represented at the Annual Meeting was required to approve the Amendment.

b) The appointment of Coopers & Lybrand, L.L.P. as independent public accountants to audit the accounts of the Company and its subsidiaries for the year ended December 31, 1997, was ratified with the votes as follows:
8,751,026 affirmative votes, 13,950 votes against and 8,172 abstentions and no broker non-votes. An affirmative vote of a majority of the outstanding shares of Common Stock represented at the Annual Meeting was required to ratify the appointment of Coopers & Lybrand, L.L.P.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

  11 - Statement of Computation of Earnings Per Common Share
  27 - Financial Data Schedule (included with SEC electronic filing only)

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                        PREMENOS TECHNOLOGY CORP.

                               SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




PREMENOS TECHNOLOGY CORP.



By:


/s/ H. Ward Wolff
--------------------------------------
H. Ward Wolff
Senior Vice President of Finance and Administration
(Principal Financial and Accounting Officer)


Date:    August 14, 1997