Form 10-Q
period 1997-09-30
PREMENOS TECHNOLOGY CORP
filed 1997-10-29
CIK 948722

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q


                                (Mark one)


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended September 30, 1997

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


The number of shares outstanding of the registrant's common stock as of October 21, 1997 was 11,817,095.

                          PREMENOS TECHNOLOGY CORP.

                    INDEX TO SEPTEMBER 30, 1997 FORM 10-Q


                                                                Page

PART I  - Financial Information


Item 1  Financial Statements

Condensed Consolidated Balance Sheets as of
     September 30, 1997 and December 31, 1996                     3

Condensed Consolidated Statements of Operations
     for the three and nine month periods
     ended September 30, 1997 and 1996                            4

Condensed Consolidated Statements of Cash Flows
     for the nine month periods ended
     September 30, 1997 and 1996                                  5

Notes to Condensed Consolidated Financial Statements              6


Item 2  Management's Discussion and Analysis of
        Financial Condition and Results of Operations             7


PART II - Other Information


Items 1, 2, 3, 4, 5 and 6                                        11


SIGNATURE                                                        12


PART I

Item 1

                     PREMENOS TECHNOLOGY CORP. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                ( in thousands )

                                             September 30,     December 31,
                                                  1997             1996
                                             -------------     ------------
                                              (unaudited)
                                   ASSETS
Current assets:
  Cash and cash equivalents                      $24,777          $26,638
  Short-term investments                          34,470           29,844
  Trade accounts receivable, net of
    allowances of $410 and $348 in 1997
    and 1996, respectively                         8,703            9,440
  Income taxes recoverable                           409              551
  Prepaid expenses and other assets                1,054              959
  Deferred income taxes                            2,516            2,516
                                                 -------          -------
    Total current assets                          71,929           69,948

Property and equipment, net                        6,873            6,700
Capitalized software development costs, net        5,618            6,037
Other long-term assets                             1,022            1,005
                                                 -------          -------

    Total assets                                 $85,442          $83,690
                                                 =======          =======

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued liabilities       $ 4,359          $ 4,747
  Deferred revenue                                 7,654            7,017
  Current portion of long-term debt                  346              597
                                                 -------          -------
    Total current liabilities                     12,359           12,361

Long-term debt                                        35              240
Deferred revenue                                     219              385
Deferred income taxes                              1,273            1,406
                                                 -------          -------
    Total liabilities                             13,886           14,392
                                                 -------          -------

Minority interest in consolidated subsidiary           -               22
                                                 -------          -------
Stockholders' equity:
  Common stock                                       118              115
  Additional paid-in capital                      70,114           68,441
  Retained earnings                                1,324              720
                                                 -------          -------
    Total stockholders' equity                    71,556           69,276
                                                 -------          -------

    Total liabilities and stockholders' equity   $85,442          $83,690
                                                 =======          =======


The accompanying notes are an integral part of these condensed consolidated financial statements.


                      PREMENOS TECHNOLOGY CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   ( unaudited )
                      ( in thousands, except per share data )


                                             Three Months Ended     Nine Months Ended
                                                September 30,         September 30,
                                            -------------------    -------------------
                                             1997         1996      1997         1996
                                            -------------------    -------------------

Revenues:
  Software licenses                        $ 5,635      $ 4,986   $16,260      $14,089
  Services                                   4,168        3,033    11,546        8,493
                                           -------      -------   -------      -------
    Total revenues                           9,803        8,019    27,806       22,582
                                           -------      -------   -------      -------

Cost of revenues:
  Software licenses                            909        1,029     3,346        2,490
  Services                                   1,929        1,385     5,429        3,745
                                           -------      -------   -------      -------
    Total cost of revenues                   2,838        2,414     8,775        6,235
                                           -------      -------   -------      -------

Gross margin                                 6,965        5,605    19,031       16,347
                                           -------      -------   -------      -------

Operating expenses:
  Product development                        2,371        2,193     7,487        6,036
  Sales and marketing                        3,034        2,767     9,417        7,821
  General and administrative                 1,069          922     3,068        2,682
  Acquisition-related costs                      -        2,484         -        4,700
                                           -------      -------   -------      -------

    Total operating expenses                 6,474        8,366    19,972       21,239
                                           -------      -------   -------      -------

    Income (loss) from operations              491       (2,761)     (941)      (4,892)

Interest income                                829          694     2,272        2,260
Interest expense                               (21)         (24)      (66)        (119)
Other                                         (125)           -      (263)           -
                                           -------      -------   -------      -------

    Income (loss) before provision
     for income taxes and minority
     interest                                1,174       (2,091)    1,002       (2,751)

Provision for income taxes                     446          139       380          780
Minority interest                                -            2        (2)           1
                                           -------      -------   -------      -------
        Net income  (loss)                    $728      $(2,232)     $624      $(3,532)
                                           =======      =======   =======      =======

Net income (loss) per share                  $0.06       $(0.20)    $0.05       $(0.33)
                                           =======      =======   =======      =======
Weighted average number of common and
common equivalent shares outstanding        12,273       10,920    11,894       10,815
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


                   PREMENOS TECHNOLOGY CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ( unaudited )
                               ( in thousands )

                                                           Nine Months Ended
                                                             September 30,
                                                    ----------------------------
                                                       1997              1996
                                                    ----------        ----------

Cash flows from operating activities:
  Net cash provided by operating activities          $ 6,015           $ 3,057
                                                     -------           -------

Cash flows from investing activities:
  Business acquisitions                                    -            (4,662)
  Purchase of short-term investments                 (48,365)          (29,254)
  Proceeds from sale of short-term investments        43,498            51,855
  Capitalized software development costs              (1,129)           (2,270)
  Acquisition of property and equipment               (2,201)           (3,580)
                                                     -------           -------
  Net cash provided by (used in)
    investing activities                              (8,197)           12,089
                                                     -------           -------

Cash flows from financing activities:
  Principal payments on long-term debt                  (455)             (461)
  Proceeds from exercise of options                      288               862
  Proceeds from employee stock purchase
    plan stock issuance                                  541               684
  Purchase of treasury stock                             (53)                -
                                                     -------           -------
    Net cash provided by financing activities            321             1,085
                                                     -------           -------

      Increase (decrease) in cash and
       cash equivalents                               (1,861)           16,231

Cash and cash equivalents, beginning of period        26,638            11,495
                                                     -------           -------

Cash and cash equivalents, end of period             $24,777           $27,726
                                                     =======           =======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                PREMENOS TECHNOLOGY CORP. AND SUBSIDIARIES
         NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               ( unaudited )

Note 1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations, and cash flows. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
These condensed consolidated financial statements should be read in conjunction with the annual Consolidated Financial Statements contained in the Company's December 31, 1996 Annual Report on Form 10-K.

Note 2.  Treasury Stock

In March 1997, the Company's Board of Directors approved the repurchase of up to one million shares of the Company's common stock. During the second quarter of 1997, the Company repurchased 7,500 shares of its common stock at $7.06 per share. It is not expected that any additional shares will be repurchased. The repurchased shares were reissued under the Company's Employee Stock Purchase Plan.

Note 3.  Incentive Stock Program

On May 29, 1997, the shareholders approved an amendment to the 1995 Incentive Stock Program (the "Program") to increase the shares reserved for issuance thereunder by 2,000,000 shares, bringing the total number of shares issuable under the Program to 4,630,000.

Note 4.  Stock Exchange

During the quarter ended September 30, 1997, the Company issued 31,560 shares of Premenos Technology Corp. Common stock in exchange for 24,000 shares of Premenos Corp. common stock. This transaction was accounted for using the purchase method of accounting and resulted in goodwill of $297,000 which is being amortized over three years.

Note 5.  Subsequent Event

On October 23, 1997, the Company entered into a definitive Merger Agreement with Harbinger Corporation. Subject to approval of the Merger Agreement by the stockholders of Harbinger Corporation and Premenos Technology Corp., each share of the Company's Common Stock issued and outstanding at the time of the Merger will be converted into the right to receive .45 of a share of Harbinger Corporation. Common Stock. The Merger Agreement may be terminated by either party under certain conditions.

Note 6.  	Recently Issued Accounting Pronouncements

In March 1997, Statement of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" was issued and is effective for the Company's year ending December 31, 1997. In June 1997, Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" were issued and are effective for the year ending December 31, 1998. The Company has not determined the impact of the implementation of these pronouncements.

Item 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected the Company's operating results during the period included in the accompanying condensed consolidated financial statements.

RESULTS OF OPERATIONS

Revenues

Total revenues for the third quarter of 1997 were $9.8 million compared to $8.0 million in the third quarter of 1996, representing an increase of 22%. Total revenues in the first nine months of 1997 were $27.8 million compared to $22.6 million in the same nine month period of 1996, representing an increase of 23%.

Software Licenses. Revenues from license fees and royalties increased to $5.6 million in the third quarter of 1997 from $5.0 million in the third quarter of 1996, representing an increase of 13%. For the first nine months of 1997 and 1996, license fees and royalties grew to $16.3 million from $14.1 million, an increase of 15%. The increases for both the three and nine month periods in 1997, as compared to the same periods in 1996, were significantly contributed to by growth in licensing of the Company's financial encryption products, increased revenues derived through the Company's network of international distributors, and increased market acceptance of the Company's open systems EDI translator product. These increases offset moderate declines in the Company's domestic AS400-based translator revenues when compared to both second quarter 1997 and the same quarter last year.

Services. Revenues from services were $4.2 million and $3.0 million for the third quarters of 1997 and 1996, respectively, representing an increase of 37%. Services revenues include product support revenues of $3.1 million and $2.5 million for the third quarters of 1997 and 1996, respectively, representing an increase of 24%. Revenues from services also grew for the nine months ended September 30, 1997 compared to the same nine month period in 1996, to $11.5 million from $8.5 million, or 36%. Product support revenues for the first nine months of 1997 and 1996 were $9.0 million and $7.1 million, respectively, representing an increase of 26%. Consulting services revenues have more than tripled for the 1997 periods, in comparison to the 1996 periods, reflecting increased revenues from software integration and professional consulting services. Product support revenues have increased also as a result of the growth in the Company's installed base of products.

Cost of Revenues

Cost of revenues for the third quarters of 1997 and 1996 were $2.8 million and $2.4 million, representing 29% and 30% of total revenues, respectively. For the first nine months of 1997 and 1996, cost of revenues were $8.8 million and $6.2 million, representing 32% and 28% of total revenues, respectively.

Cost of licenses includes royalties paid to third parties for licensed software incorporated into the Company's products, amortization of capitalized software development costs, business partner co-marketing fees, documentation, and costs associated with product distribution. Cost of licenses were $909,000 and $1.0 million for the third quarters of 1997 and 1996, respectively, representing 16% and 21% of software license revenues, respectively. For the first nine months of 1997 and 1996, cost of licenses were $3.3 million and $2.5 million, representing 21% and 18% of software licenses revenues, respectively. For the nine month periods, cost of licenses have increased from 1996 to 1997 due to several factors including increased amortization of capitalized software costs relating to the Company's EDI translator and Templar products and to its two acquisitions in 1996, and increased costs relating to the sublicensing from third parties of technologies embedded in the Company's broadening range of product offerings.

Effective in the third quarter of 1997, cost of licenses were lowered by the Company's re-negotiation of a major business partner arrangement.

Cost of services for the third quarters of 1997 and 1996 were $1.9 million and $1.4 million, respectively, representing 46% of services revenues for both periods. For the first nine months of 1997 and 1996, cost of services were $5.4 million and $3.7 million, representing 47% and 44% of services revenues, respectively. The increase in costs reflects the Company's increasing emphasis on providing software integration and professional consulting services to its customers.

Operating Expenses

Product Development. Product development expenditures consist primarily of personnel and equipment costs required to conduct the Company's research and development efforts, including project engineers, product documentation, internal testing and development, standards and quality assurance. Product development expenses, net of capitalized software development expenditures, were $2.4 million and $2.2 million for the third quarters of 1997 and 1996, representing 24% and 27% of total revenues, respectively. For the first nine months of 1997 and 1996, product development expenses, net of capitalized software development expenditures, were $7.5 million and $6.0 million, representing 27% for both periods. The Company capitalized software development expenditures of $358,000 and $843,000 in the third quarters of 1997 and 1996, respectively, in accordance with Statement of Financial Accounting Standards No. 86. The amounts capitalized represented 13% and 28% of gross development expenditures of $2.7 million and $3.0 million for the third quarters of 1997 and 1996, respectively. The decrease in gross product development expenditures reflects the Company's continuing gain of efficiencies in the management of product development teams across product lines while integrating the development teams from the 1996 acquisitions. For the first nine months of 1997 and 1996, the Company capitalized $1.1 million and $2.3 million, or 13% and 27%, of gross development expenditures of $8.6 million and $8.3 million, respectively. The Company believes that research and development expenditures are essential to maintaining its competitive position and expects these costs to continue to constitute a significant percentage of revenues. Product development expense and the capitalization rate may fluctuate from period to period depending in part upon the number and status of software development projects in process.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries and commissions of sales personnel, costs of marketing personnel, and outside marketing and promotional expenses. Sales and marketing expenses for the third quarters of 1997 and 1996 were $3.0 million and $2.8 million, representing 31% and 35% of total revenues, respectively. For the first nine months of 1997 and 1996, sales and marketing expenses increased to $9.4 million from $7.8 million, representing 34% and 35% of total revenues, respectively. The Company continues to place significant emphasis on direct sales through building its own sales force. In addition, the Company is continuing to pursue marketing its products through indirect channels in order to increase revenues and market share while reducing distribution costs.

General and Administrative. General and administrative expenses for the third quarters of 1997 and 1996 were $1.1 million and $922,000, representing 11% of total revenues for both periods. For the first nine months of 1997 and 1996, general and administrative expenses were $3.1 million and $2.7 million, representing 11% and 12% of total revenues, respectively.

Acquisition-Related Costs

Included in acquisition-related costs for the three and nine month periods ended September 30, 1996 were charges for purchased in-process product development arising from the acquisitions of Don Valley Technology Corporation in the second quarter of 1996 and Prime Factors, Inc. in the third quarter of 1996. In addition, the nine month period ended September 30, 1996 included a charge of $232,000 related primarily to the exchange of Premenos Corp. stock options for Premenos Technology Corp. stock options.

Other Income (Expense), Net

Other income (expense) consists of interest income, interest expense and other non-operating expenses. Net other income was $683,000 and $670,000 for the third quarters of 1997 and 1996, representing 7% and 8% of total revenues, respectively. For the first nine months of 1997 and 1996, net other income was $1.9 million and $2.1 million, representing 7% and 9% of total revenues, respectively. The decrease in net other income for the nine month period comparison is primarily due to the investment of $125,000 in each of the first and third quarters of 1997 to Trailblazer Systems, Inc. pursuant to their achievement of the first two of three agreed-upon technical milestones.

Provision for Income Taxes

The Company's provision for income taxes for the three and nine month periods ended September 30, 1997 was $446,000 and $380,000, representing effective income tax rates of 38% for both periods. The provision for income taxes for the three and nine month periods ended September 30, 1996 were $139,000 and $780,000 representing effective income tax rates of 35% and 40%, respectively, excluding the non-deductible acquisition-related costs. The effective income tax rates fluctuate from period to period primarily due to the timing of and changes in effective dates of federal tax laws relating to research and experimentation credits.

Minority Interest

Minority interest represents the minority stockholders' proportionate share of the net income (loss) of the Company's subsidiary, Premenos Corp. In the third quarter of 1997, the Company entered into agreements with all remaining stockholders whereby such minority stockholders received 1.315 shares of Premenos Technology Corp. in exchange for each share of Premenos Corp., thereby eliminating minority interest during the quarter ended September 30, 1997. This exchange resulted in goodwill of $297,000 which is being amortized over three years. For the first nine months of 1997 and 1996, the minority shareholders' proportionate share of the reported net income (loss) was $(2,000) and $1,000, respectively.

Net Income (Loss) and Net Income (Loss) per Share

Net income (loss) for the third quarters of 1997 and 1996 were $728,000 and $(2.3) million, representing 7% and (28)% of total revenues, respectively, and net income (loss) per share of $0.06 and $(0.20), respectively. Excluding the acquisition-related costs, net income for the third quarter of 1996 would have been $252,000, or $0.02 per share. For the first nine months of 1997 and 1996, net income (loss) was $624,000 and $(3.5) million, respectively, and net income (loss) per share were $0.05 and $(0.33), respectively. Excluding the acquisition-related costs, net income for the nine months ended September 30, 1996 would have been $1.1 million, or $0.10 per share.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Company had working capital in excess of $59 million. Cash and short-term investments totaled $59.2 million, representing 69% of total assets.

Cash flows from operating activities were $6.0 million and $3.1 million for the nine months ended September 30, 1997 and 1996, respectively. For both periods, cash provided by operating activities resulted from adjustments to net income (loss), primarily depreciation, amortization, other noncash charges, and changes in operating assets and liabilities.

Cash provided by (used in) investing activities was $(8.2) million and $12.1 million for the first nine months of 1997 and 1996, respectively. During 1997, the purchase of securities with maturities over 90 days, which were reported as short-term investments, resulted in the use of cash. Conversely, the shift of short-term investments to cash equivalents with maturities less than 90 days provided cash during 1996. In addition, cash used in investing activities for both the 1997 and 1996 periods includes the acquisition of equipment and the capitalization of software development costs, and in 1996 also included cash paid of $4.7 million relating to acquisitions.

Cash provided by financing activities was $321,000 and $1.1 million for the first nine months of 1997 and 1996, respectively. Cash provided by financing activities resulted from the exercise of options and from employee stock purchase plan stock issuance during both periods. Cash used in financing activities for both the 1997 and 1996 periods included principal payments on long-term debt, and in the 1997 period included the purchase of treasury shares.

The Company's principal commitments consist of leases on its office facilities and obligations under its bank term loan facilities and capital leases. The Company currently has no material commitments for capital expenditures. In March 1997, the Company's Board of Directors approved the repurchase of up to one million shares of the Company's common stock on the open market from time to time. The Company has repurchased 7,500 shares to date under this program. It is not expected that any additional shares will be repurchased.

On October 23, 1997, the Company entered into a definitive Merger Agreement with Harbinger Corporation. Subject to approval of the Merger Agreement by the stockholders of Harbinger Corporation and Premenos Technology Corp., each share of the Company's Common Stock issued and outstanding at the time of the Merger will be converted into the right to receive .45 of a share of Harbinger Corporation Common Stock. The Merger Agreement may be terminated by either party under certain conditions. The Company does not believe that termination of the Merger Agreement would have a material adverse effect on the Company's liquidity.

The Company believes that its current cash and short-term investments and cash flow from operations will be sufficient to meet its working capital and capital expenditure requirements through the foreseeable future.

Part II
PREMENOS TECHNOLOGY CORP.

Other Information


Items 1, 2, 3 and 4

The above items have been omitted as inapplicable.

Item 5.  Other Information

On October 23, 1997, the Company entered into a definitive Merger Agreement with Harbinger Corporation. Subject to approval of the Merger Agreement by the stockholders of Harbinger Corporation and Premenos Technology Corp., each share of the Company's Common Stock issued and outstanding at the time of the Merger will be converted into the right to receive .45 of a share of Harbinger Corporation Common Stock. The Merger Agreement may be terminated by either party under certain conditions.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

   2 - Merger Agreement by and among Harbinger Corporation, Olympic
             Subsidiary Corporation and Premenos Technology Corp. as of October 23, 1997
  11 - Statement of Computation of Earnings Per Common Share
  27 - Financial Data Schedule (included with SEC electronic filing only)

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                          PREMENOS TECHNOLOGY CORP.

                                  SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




PREMENOS TECHNOLOGY CORP.



By:


/s/ H. Ward Wolff
-------------------------------------
H. Ward Wolff
Senior Vice President of Finance and Administration
(Principal Financial and Accounting Officer)


Date:    October 28, 1997